Form 10QSB
period 1995-09-30
REGENT TECHNOLOGIES INC
filed 1995-11-14
CIK 319200

=============================================================================

                    SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM  10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995        Commission File No. 0-9519


                          REGENT TECHNOLOGIES, INC.
                   (formerly Regent Petroleum Corporation)
            (Exact Name of Registrant as Specified in its Charter)


                   Colorado                           84-0807913
           (State of Incorporation)         (I.R.S. Employer Identification No.)


 8080 N. Central, Suite 400, Dallas, Texas                75206
  (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code:  (214) 369-9055



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. [X]



Number of shares outstanding of each class of the Registrant's Common Stock at November 14, 1995:

          8,869,203 shares of Common Stock, par value $.01 per share


=============================================================================

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                    INDEX
                                    -----

                                                                  PAGE
                                                                  ----

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

        Balance Sheets - September 30, 1995
         and December 31, 1994                                      3


        Statement of Operations for the three months
         ended September 30, 1995 and 1994 and for the
         nine months ended September 30, 1995 and 1994              4


        Statement of Cash Flow for the nine months
         ended September 30, 1995 and 1994                          5


        Notes to Financial Statements                               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF
        -------------------------------------
        OPERATIONS                                                  6
        ----------



                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 1. LEGAL PROCEEDINGS                                           9
        -----------------

ITEM 2. CHANGES IN SECURITIES                                       9
        ---------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             9
        -------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        ----------------------------------
        SECURITY HOLDERS                                            9
        ----------------

ITEM 5. OTHER INFORMATION                                           9
        -----------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            9
        --------------------------------

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                   September 30,     December 31,
                                            ASSETS                     1995              1994
                                            ------                 -------------     ------------
                                                                    (unaudited)
CURRENT ASSETS:
        Cash                                                        $    36,566       $    25,385
        Accounts receivable - oil and gas sales                               -             2,895
        Accounts receivable - reclamation sales                         100,437            67,903
        Cost and estimated earnings in excess of billings                14,534                 -
        Prepaid expenses                                                 29,288                 -
        Oil and gas assets held for resale                               29,771            66,806
        State tax refund receivable                                           -             2,130
        Notes receivable - current portion                                3,231            14,821
        Other current assets                                              1,454             6,630
                                                                     ----------        ----------
                Total current assets                                    215,281           186,570

PROPERTY AND EQUIPMENT, at cost
        Oil and gas properties, using the full cost method
          of accounting                                                  10,660            10,660
        Vehicles                                                         28,955            28,955
        Furniture and fixtures                                            4,064             4,064
                                                                     ----------        ----------
                                                                         43,679            43,679
        Less-Accumulated depreciation, depletion
          and amortization                                               16,493            11,541
                                                                     ----------        ----------
                                                                         27,186            32,138

OTHER ASSETS                                                            102,471           110,237

                                                                     $  344,938        $  328,945
                                                                     ==========        ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

CURRENT LIABILITIES:
        Current Portion of long - term debt                          $    6,798        $    5,124
        Billings in excess of costs and estimated earnings                    -               846
        Accounts payable and accrued liabilities                        117,847            77,819
        Note payable to affiliates                                       10,237            11,596
                                                                     ----------        ----------
                Total current liabilities                               134,882            95,385

LONG-TERM DEBT, less current portion                                     10,106            15,585

NOTES PAYABLE  TO AFFILIATE, less current portion                        44,111            44,111

STOCKHOLDERS' EQUITY
        Common stock, $.01 par value; authorized
         100,000,000 shares; issued and
         outstanding 8,869,203                                           88,692            88,592
        Additional paid-in capital                                    2,222,768         2,223,622
        Accumulated deficit                                          (2,155,621)       (2,138,350)
                                                                    -----------        ----------
                Total stockholder's equity                              155,839           173,864
                                                                    -----------        ----------

                Total liabilities and stockholders' equity          $   344,938        $  328,945
                                                                    ===========        ==========

The accompanying notes are an integral part of these statements.

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                            STATEMENT OF OPERATIONS
                            -----------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
             -----------------------------------------------------
                                  (Unaudited)

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            --------------------------------    -------------------------------
                                                1995               1994              1995              1994
                                                ----               ----              ----              ----
REVENUE:

        Environmental services               $227,463                     -        $359,631                   -
        Oil and gas sales                           -                 3,880           5,346              11,983
        Miscellaneous income                      727                   500           1,208                 500
        Interest income                           134                   510             323               2,744
                                             --------              --------        --------            --------
                Total Revenues                228,274                 4,890         366,508              15,227


EXPENSES:

        Costs of environmental services       202,069                     -         282,213                   -
        Production taxes                            -                   268             360                 844
        General and administrative             26,336                20,290          86,387              77,599
        Depreciation, depletion and
           amortization                         4,327                 2,493          12,981               7,508
        Interest expense                          553                   607           1,838               2,818
                                            ---------             ---------      ----------           ---------
                Total Expenses                233,285                23,658         383,779              88,769

NET GAIN (LOSS)                             $  (5,011)            $ (18,768)     $  (17,271)          $ (73,542)
                                            =========             =========      ==========           =========

LOSS PER COMMON SHARE                         $ (.001)              $ (.002)        $ (.002)            $ (.009)
                                            =========             =========      ==========           =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                       8,869,000             8,390,000       8,869,000           8,390,000
                                            =========             =========      ==========           =========

The accompanying notes are an integral part of these statements.

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                            -----------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER, 1995 AND 1994
              --------------------------------------------------
                                  (Unaudited)


                                                     1995        1994
                                                   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $(17,271)   $(73,542)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities -
    Depreciation, depletion and amortization         12,981       7,508
    (Increase) decrease in accounts receivable      (27,509)     13,208
    Increase (decrease) in accounts payable
     and accrued liabilities                         39,182         669
    (Increase) decrease in other assets             (33,888)      2,941
                                                   --------    --------

      Net cash used from operating activities       (26,505)    (49,216)
                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of oil & gas
    properties                                       37,035           -
  Capital expenditures                                    -      (1,150)
  (Increase) decrease in investments                 11,050      30,665
                                                   --------    --------

      Cash provided from investing activities        48,085      29,515
                                                   --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term debt                          (3,804)     (2,326)
  Payment on note payable to stockholder             (6,595)    (10,929)
  New borrowings                                          -           -
                                                   --------    --------

      Cash provided (used) by financing activities  (10,399)    (13,255)
                                                   --------    --------

INCREASE (DECREASE) IN CASH                          11,181     (32,956)
                                                   --------    --------

CASH, beginning of period                            25,385      72,226
                                                   --------    --------

CASH, end of period                                $ 36,566    $ 39,270
                                                   ========    ========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest       $  1,838    $  2,818
                                                   ========    ========


The accompanying notes are an integral part of these statements.

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

             September 30, 1995 (unaudited) and December 31, 1994


The amounts presented in the balance sheet as of December 31, 1994 were derived from Regent Technologies, Inc. audited financial statements included in its Form 10-KSB filed for the year ended December 31, 1994, the notes of which are hereby incorporated by reference with the accompanying financial statements.


1.      MANAGEMENT'S REPRESENTATION

        In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Regent Technologies, Inc. (the "Company") as of September 30, 1995 and December 31, 1994, and the results of its operations and changes in its cash flows for the periods ended September 30, 1995 and 1994. The adjustments made for the periods presented are of a normal and recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

        Financial Condition.

        Liquidity and Capital Resources. At September 30, 1995, the Company had a working capital surplus of $80,399. On May 4, 1995, the Company sold its proved producing oil and gas properties for net proceeds of $37,035. The effective date of the sale is June 1, 1995. The Company continues to own proved undeveloped oil and gas properties which are held for resale. The Company receives $400 per month through May, 1996 from the financing note receivable for the water distillation technology unit manufactured under a 1993 joint venture.

        During the nine months ended September 30, 1995, cash used by operations was $26,505, due to the net loss for the period and the increase of prepaid insurance related to the Town of Hague reclamation project by the Company's wholly owned subsidiary, SSB Environmental, Inc ("SSBE"). The Company has amortization requirements under its term loan facilities of approximately $16,904 of which approximately $10,106 is due over the next three years. The vehicle loan payable to a bank, bears interest at 8.95% and is payable in monthly installments of $565, including interest through June, 1998. All required payments on indebtedness and accounts payable were made on a timely basis. The Company believes that it has adequate liquidity from cash on hand and potential lending and investing sources to meet its requirements for cash for the foreseeable future. The Company has no financing commitments or material capital requirements regarding the operations of SSBE and the $44,111 note payable to affiliates is the sole obligation of SSB Environmental, Inc.

        Results of Operations

        The Company's net loss for the third quarter was $5,011, or $.001 cents per common share, compared with a net loss of $18,768, or $.002 cents per common share in the third quarter of 1994. The Company's net loss for the nine months ended September 30, 1995 was $17,271 compared with a net loss of $73,542 for the same period in 1994. The improvement in operations was due primarily to the acquisition of SSBE effective October 1, 1994.

        Comparison of Three Months Ended September 30, 1995 to Three Months Ended September 30, 1994.

        Environmental services -- For the three months ended September 30, 1995, the Company had revenue from environmental services of $227,463 compared to none in 1994. This increase was attributable to the SSBE $1.3 million management contract for the complete removal of a 7-acre landfill in the Town of Hague near Lake George, New York (the "Hague project"). The contract was suspended in November, 1994 due to weather with work scheduled to resume on June 1, 1995. The backlog balance at September 30, 1995 was $177,800 which represents the amount of revenue SSBE expects to realize from work to be performed on uncompleted contracts. SSBE has not entered into any additional contracts, as of November 14, 1995.

        Oil and Gas Sales -- For the three months ended September 30, 1995, the Company had no oil and gas sales compared to $3,880 for the same period in 1994 due to the aforementioned sale of oil and gas production.

        Miscellaneous and Interest Income -- Under an agreement with McCabe Technologies, Inc. ("McCabe"), McCabe manufactured a laboratory water distillation unit which the Company leased to a Houston laboratory. The lease agreement provides for ownership by the laboratory at the end of thirty-six months of monthly lease payments of $400 without any additional payment. The Company has no plans for the manufacturing of the distillation unit in the future. The Company's agreement resulted in interest income of $134 for the period.

        General and Administrative -- For the three months ended September 30, 1995, general and administrative expenses increased $6,046 over 1994 due primarily to the additional expenses related to the Hague project.

        Depreciation, Depletion and Amortization.-- Amortization expense for goodwill and intangibles related to the SSBE acquisition was $475 and $1,418 respectively for the three months ended September 30, 1995. Depreciation for equipment was $1,651 for the period.

        Interest Expense -- Interest expense for the current quarter decreased over the same quarter last year as a result of less interest-bearing debt.

        Comparison of Nine Months Ended September 30, 1995 to Nine Months Ended September 30, 1994.

        Environmental services -- For the nine months ended September 30, 1995, the Company had revenue from environmental services of $359,631 compared to none in 1994. This increase was attributable to the Hague project and other feasibility studies performed by SSBE. SSBE's sole business is the reclamation of landfills and its revenues are derived from services related thereto. SSBE performed a feasibility study for various customers during the period ended September 30, 1995. The backlog balance at September 30, 1995 was $177,800 which represents the amount of revenue SSBE expects to realize from work to be performed on uncompleted contracts. SSBE has not entered into any additional contracts, as of November 14, 1995.

        Oil and Gas Sales -- For the nine months ended September 30, 1995, the Company had oil and gas sales of $5,346, a decrease of $6,637 for the same period in 1994 due to the aforementioned sale of oil and gas production.

        Miscellaneous and Interest Income -- Under an agreement with McCabe Technologies, Inc. ("McCabe"), McCabe manufactured a laboratory water distillation unit which the Company leased to a Houston laboratory. The lease agreement provides for ownership by the laboratory at the end of thirty-six months of monthly lease payments of $400 without any additional payment. The Company has no plans for the manufacturing of the distillation unit in the future. The Company's agreement resulted in interest income of $323 for the period. In addition, the Company recognized $481 as income for the refund of franchise taxes from the State of Utah.

        General and Administrative -- For the nine months ended September 30, 1995, general and administrative expenses increased $8,788 over 1994 due primarily to the additional expenses related to the Hague project.

        Depreciation, Depletion and Amortization.-- Amortization expense for goodwill and intangibles related to the SSBE acquisition was $1,425 and $6,603 respectively for the nine months ended September 30, 1995. Depreciation for equipment was $4,952 for the period.

        Interest Expense -- Interest expense for the nine months decreased over the same quarter last year as a result of less interest-bearing debt.

                       PART II - OTHER INFORMATION
                       ---------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

        None

ITEM 2. CHANGES IN SECURITIES
        ---------------------

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        None

ITEM 5. OTHER INFORMATION
        -----------------

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits - None

        (b)  Reports on Form 8-K

             During the second quarter of 1995 to the date hereof:

             1. Current Report on Form 8-K dated June 9, 1995, for the purpose of reporting the Company's negotiations to utilize the massive proppant technology for oil recovery and plans to issue securities to raise capital.

             2. Current Report on Form 8-K dated July 20, 1995, for the purpose of reporting the Company's execution of a joint venture to utilize the massive proppant technology for oil recovery and Board approval to issue a Series A Redeemable Preferred Security to raise capital to fund the joint venture participation.


                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REGENT TECHNOLOGIES, INC.
                                                 (Registrant)


Date:  November 14, 1995                   /s/ DAVID A. NELSON
                                           ------------------------------
                                           David A. Nelson, President and
                                           Chief Accounting Officer



                                           /s/ GORDON M. BOYD
                                           ------------------------------
                                           Gordon M. Boyd, Vice President