Form 10KSB
period 1995-12-31
REGENT TECHNOLOGIES INC
filed 1996-04-15
CIK 319200

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995      Commission File Number 0-9519


                        REGENT TECHNOLOGIES, INC.
           (Exact name of Registrant as specified in its charter)

             		Colorado			                				84-0807913
       (State of Incorporation)		  (I. R. S. Employer Identification No.)

    	8080 N. Central, Suite 400, Dallas, Texas	    			      	    75206
	    (Address of Principal Executive Offices)				              (Zip Code)

Registrant's telephone number, including area code:  214-369-9055

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                    							          Name of Each Exchange
	     	Title of Each Class				                        On Which Registered
       -------------------                            -------------------
     Common Stock, $,01 Par Value     	                       None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on April 15, 1996 was approximately $80,000.

Number of shares outstanding of the Registrant's Common Stock at April 12, 1996: 9,000,000 shares, par value $.01 per share.

==============================================================================

                            REGENT TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB


Securities and Exchange Commission
Item Number and Description		                                             Page
- - ----------------------------                                              ----
                                    PART I

Item 1.	 Business..........................................................		1

Item 2.	 Description of Properties.........................................		2

Item 3.	 Legal Proceedings.................................................		2

Item 4. 	Submission of Matters to a Vote of Security Holders...............		2

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters............................................... 	3

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................		3

Item 7.  Financial Statements and Supplemental Data........................		5

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures.........................................		6

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant................		6

Item 10.	Executive Compensation............................................		7

Item 11.	Security Ownership of Certain Beneficial Owners and Management....	 7

Item 12.	Certain Relationships and Related Transactions.................... 	8

                                   PART IV

Item 13.	Exhibits, Financial Statements Schedules and Reports on Form 8-K..  9

SIGNATURES................................................................. 10

ACCOUNTANTS' REPORTS...................................................... F-1

                                     PART I

Item 1.  Description of Business.

The terms "Company" and "Regent" when used herein mean Regent Technologies, Inc. and its subsidiaries through which Regent conducts its business, unless the context indicates or implies otherwise. Regent was incorporated under the laws of the State of Colorado on January 18, 1980 as Regent Petroleum Corpora-tion and adopted its present name in December, 1994.

Regent is in the business of acquiring, developing and marketing new and emerging technologies. In 1993, management decided to invest the Company's resources in the development and marketing of new technologies, primarily related to environmental services and resource recovery.

Reclamation Services

Effective October 1, 1994, the Company acquired SSB Environmental, Inc. ("SSBE") for the consideration of (1) the delivery and exchange of 441,579 shares of newly issued common stock of the Company to the stockholders of SSBE and (2) the implementation of an incentive stock option plan (the "Plan").
The shares of stock to be issued under the Plan are based on a formula of net income contributed by SSBE to the Company's consolidated net income as measured over a three year period. The general nature of the business of SSBE is to provide a range of environmental services, with an emphasis on landfill
reclamation.   Landfill reclamation is the innovative application of surface mining techniques to manage, reduce or eliminate old landfills, or to recover air space at operating facilities. Management of SSBE has led the establish-ment of these techniques in New York State and throughout the country by suc-cessfully completing several projects, including management of the State-sponsored demonstration project at Edinburg, New York. This project received national acclaim and during the time of the Edinburg project, the management of SSBE worked closely with the state officials to develop testing protocols for reclaimed materials as well as operational and regulatory guidelines for the conduct of future reclamation projects. It was determined that reclama-tion for the Edinburg site cost less than the expense of capping and monitor-ing the site for the next 30 years as required under Subtitle D regulations. SSBE's business focus for the foreseeable future is contracting with landfill owners to manage the reclamation of the landfill for the reuse of the landfill space as an operating landfill or for a new use of the land such as recreation or real estate development.

On September 23, 1994, SSBE was awarded management of a $1.3 million contract for the complete removal of a 7-acre landfill in the Town of Hague near Lake George, New York. As of December 31, 1995, SSBE had a backlog balance of $177,800 primarily related to the Hague contract. This backlog represents the amount of revenue SSBE expects to realize from work to be performed on uncompleted contracts.

Principal Customers

The principal customers of Regent and SSBE include all current owners of active and/or inactive landfills, both municipal and private. The Town of Hague contract is the only ongoing reclamation project with which SSBE is currently involved.

Competition

SSBE was one of the first three companies nationally to enter the landfill reclamation field. Other entities conducting reclamation include municipal governments or local waste authorities. A small number of medium-sized regional engineering firms and contractors/developers are beginning to compete for reclamation opportunities. The principal bases of competition for landfill reclamation are local knowledge and experience. The Company may be at a compe-titive disadvantage in acquiring landfill prospects since it must compete with companies which have greater financial resources and larger technical staffs.

Regulation

The Company's operations are affected in various degrees by political develop-ments, federal and state laws and regulations. The Company's activities are subject to existing local and state laws and regulations governing environmen-tal quality and pollution control. The existence of such regulations has had no material effect on the Company's individual operations and the cost of such compliance has not been material to date. There are no federal regulations which specifically address landfill reclamation.

Employees

At December 31, 1995, the Company conducted all of its business through consulting agreements. Satisfactory relations have generally prevailed between the Company and its consultants.

Item 2.  Description of Property.

Offices

The Company utilizes executive office space at 8080 North Central Expressway, Dallas, Texas 75206. SSBE's executive and administrative offices are located at 15 Elk Street, Albany, New York. Both locations are under a month-to-month lease. In addition, the Company leases administrative space from the Presi-dent for $750.00 per month.

Oil and Gas Properties

The Company owns overriding royalty oil and gas interests in certain oil and
gas proved undeveloped properties located in Rusk County,  Texas.   The Board
of Directors approved the sale of the Company's developed oil and gas proper-ties primarily because of the inconsistent revenues from said properties and to develop the Company's environmental business opportunities.

Item 3.  Legal Proceedings.

The Company is not a party to any pending litigation and no litigation or legal proceeding has been threatened against the Company.

Item 4.  Submission of Matters To Vote of Security Holders.

The Company did not submit any proposals to a vote for security holders in 1995.

                                   PART II

Item 5.  Market For Registrant's Common Stock and Related Security Holder
         Matters.

The Company's Common Stock is traded in the over-the-counter market and currently listed on the electronic bulletin board under the symbol "REGT." The following table sets forth the range of high and low bid quotations as reported by security dealers listed in the "Pink Sheets." The market quota-tions may not necessarily represent actual transactions.

                                                          Bid Price
                                						                    High   Low
   1993                                                   ----------
	  1st Quarter				                                     		.02     .02
	  2nd Quarter				                                     		.02     .02
	  3rd Quarter				                                     		.02     .02
	  4th Quarter				                                     		.05     .02

  	1994
	  1st Quarter	                                     					.02     .02
	  2nd Quarter				                                     		.02     .02
	  3rd Quarter					                                     	.02     .01
	  4th Quarter				                                     		.07     .01

  	1995
	  1st Quarter		                                     				.18     .10
	  2nd Quarter					                                     	.10     .05
	  3rd Quarter				                                     		.05     .02
	  4th Quarter				                                     		.02     .02

Regent has not declared any cash dividends on the Regent Common Stock since formation and does not anticipate declaring any such dividend in the foresee-able future. The approximate number of record holders of Regent Common Stock at April 12, 1996, was 3,500.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate Development

During fiscal 1993, the Company initiated several ventures to participate in
the development of new technologies.    On February 9, 1993, Regent entered
into a joint venture to manufacture and market water distillation systems through the utilization of a patented variable vacuum distillation technology. The technology had successfully been used to separate hazardous waste from liquids. A unit was manufactured and leased to a laboratory in Houston, Texas. In April, 1993, the Company invested $50,000 in the construction of a super-critical water oxidation unit to be used for the destruction of liquid hazar-dous waste. The Company sold its investment for $50,000 following a six month test period. While no acquisitions occurred in 1995, the SSBE acquisition in 1994 has contributed to Regent's growth and is expected to continue to contri-bute in 1996. Management believes that acquisitions will continue to be the primary avenue for growth and the Company is seeking a business combination in 1996 as a major contribution for long-term growth. SSBE is engaged in the single industry of landfill reclamation. The work is performed under cost-plus fee contracts, fixed-price contracts and fixed-price contracts modified by incentive and penalty provisions. The length of the contracts will vary but will typically be less than two years. The profitability of this industry is strongly influenced by economic cycles and technological advances. Besides the Town of Hague contract, SSBE has a number of proposals for feasibility studies outstanding. The balance of the Hague project will be undertaken in 1996 after weather and conditions allow.

Liquidity and Capital Resources

At year-end 1995, the Company had a working capital surplus of $19,424, a reduction of $71,761 due primarily to the sale of the oil and gas properties and the use of liquid assets for operations and corporate general and admini-strative expenses. The Company receives $400 per month through May, 1996 from the financing note receivable for the water distillation technology unit manu-factured under a 1993 joint venture. The Company received cash in the amount of $12,351 from collections on notes receivable and $37,035 from the sale of certain oil and gas properties. The Company received $4,000 cash flow from the sale of a vehicle. The affiliate and stockholder notes of approximately $44,000 and $10,000 are corporate liabilities of SSBE solely. The $44,000 note is interest only until December 31, 1997 and bears interest at 6%. The Company raised $5,000 by selling new restricted previously unissued common stock for $.05 per share. All required payments on indebtedness and accounts
payable were made on a timely basis.   Over the years, the Company has funded
its operations through cash provided by operations, the sale of certain non-strategic assets and cash from capital infusions and bank and shareholder borrowings. During the first quarter of 1996, the Company raised an addi-tional $5,000 by selling new restricted previously unissued common stock for $.05 per share.

General Financial Analysis

     1995 versus 1994

For the twelve months ending December 31, 1995, the Company had a 353% increase in sales from $98,312 to $446,310. This increase in sales was due primarily to the acquisition of SSBE and the Town of Hague contract. For fiscal 1995, the Company had a net loss of $74,174 compared to a net loss of $58,202 for fiscal 1994. The 1995 loss was due primarily to increased general and administrative expenses related to the SSBE acquisition and higher than expected costs for the Hague contract. The Hague contract expenses included the cost of rental equipment which the Company plans to reduce for future contracts by acquiring acquiring the required equipment. The decrease of oil and gas sales for the same period was due to the sale of certain oil and gas properties in May 1995. Depreciation, depletion and amortization increased in 1995 and included a $9,400 write down of oil and gas properties due to the full cost ceiling value being in excess of the capitalized costs. The interest income of $362 was from the payments for the water distillation unit which the Company leased to a Houston laboratory. The lease agreement provides for ownership by the labora-at the end of 36 monthly lease payments of $400 without any additional payment. The Company has no plans for the manufacturing of the distillation unit in the future. The gain of $4,273 was from the sale of a Company vehicle. The mis-cellaneous income of approximately $14,000 was from certain feasibility studies performed by SSBE.

     1994 versus 1993

For the twelve months ending December 31, 1994, the Company had an increase in sales of $27,255 for the same period in 1993 due primarily to the acquisi-tion SSBE. The decrease in oil and gas sales and related expenses for the period is attributable to the sale of certain oil and gas properties in 1993. The miscellaneous income was $946 in 1994 and $14,536 in 1993 for a refund of Utah State income taxes and $2,775 in 1993 from the manufacturing of a water distillation unit which the Company leased to a Houston laboratory. The lease agreement provides for ownership by the laboratory at the end of 36 monthly lease payments of $400 without any additional payment. The Company has no plans for the manufacturing of the distillation unit in the future. For the period, general and administrative expenses decreased as compared to 1993 due primarily to the capitalization of expenses related to the acquisition of SSBE. The payment of $2,000 per month to the President as salary was initiated in October 1993 and continued through 1994. Interest expense decreased for 1994 due to less debt outstanding.

     1993 versus 1992

The Company reported a net loss of $50,899 for fiscal 1993 compared to net income of $21,650 for fiscal 1992. The Company's total revenue was $71,057 and $132,751 for the years ending December 31, 1993 and 1992, respectfully. This decrease in revenue and oil and gas expenses was primarily due to the lower oil and gas sales of $80,265 following the sale of certain oil and gas properties in 1993. The miscellaneous income was $14,546 for a refund of Utah State income taxes and $2,775 from the distillation technology joint venture. The Company's total expenses increased $10,855 for the period ending December 31, 1993 as compared to the same period in 1992 due primarily to higher person-nel, travel and office expenses related to the investigation and negotiation of various business opportunities. A financial analyst was employed in June 1993, and used as a consultant beginning in October 1993 to assist in the analysis of various business opportunities which resulted in expense of $33,480. The President received a salary of $2,000 per month beginning in October 1993.

Item 7.  Financial Statements and Supplemental Data

     1. Consolidated Financial Statements (included herein at Pages F-1 through F-15):

       		Reports of Independent Public Certified Accountants       		F-1

       		Balance Sheets - December 31, 1995 and 1994               		F-3

       		Statements of Operations for the years ended December 31,
		       1995, 1994 and 1993		                                     		F-4

       		Statements of Stockholders' Equity for the years ended
		       December 31, 1995, 1994 and 1993                         			F-5

       		Statements of Cash Flows for the years ended
		       December 31, 1995, 1994 and 1993	                         		F-6

       		Notes to Financial Statements			                           	F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Regent Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Regent Technologies, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial state-ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolida-ted financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

SALMON, BEACH & COMPANY

Dallas, Texas
April 12, 1996

                        INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Regent Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Regent Techno-logies, Inc. (a Colorado corporation) and subisidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended
December 31, 1994. These consolidated financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


FARMER, FUQUA, HUNT  & MUNSELLE, P.C.

Dallas, Texas
April 12, 1996

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
	                            CONSOLIDATED BALANCE SHEETS
	                                   DECEMBER 31,

                                     	ASSETS
 						                                                  1995            1994
                                                         ----            ----
CURRENT ASSETS
   Cash	                                              $   8,780    $	  25,385
   Costs and estimated earnings in excess of billings	   15,521          ---
   Accounts receivable - oil and gas sales	                ---	         2,895
   Retainage accounts receivable - reclamation sales     40,229	       67,903
		 Oil and gas assets held for resale	                     ---      	  66,806
		 State tax refunds receivable                            ---	         2,130
   Notes receivable - current portion                     2,471	       14,821
   Deposit	                                              25,000 	        ---
   Other 	                                                9,688	        6,630
                                                         ------        ------
            Total current assets	                       101,689      	186,570

PROPERTY AND EQUIPMENT - AT COST
   Net oil and gas properties, using the full cost
     method of accounting	                               28,950	       10,660
   Vehicles	                                               ---      	  28,955
   Furniture and fixtures	                                4,064	    	   4,064
                                                         ------        ------
                                                         33,014  	     43,679
           	Less accumulated depreciation, depletion
            and amortization 	                            2,464 	      11,541
                                                         ------        ------
                                                         30,551	       32,138

OTHER ASSETS	                                            99,677  	    110,237
                                                        -------       -------
                                                     $  231,916	  $   328,945

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt	                $     ---    $   	 5,124
   Billings in excess of costs and estimated earnings	     ---       	    846
   Accounts payable and accrued liabilities	             72,265       	77,819
   Notes payable to affiliates	                          10,000	       11,596

	          Total current liabilities	                    82,265        95,385

LONG-TERM DEBT, less current portion	                      ---       	 15,585

NOTES PAYABLE TO AFFILIATE, less current portion    	    44,111      	 44,111

COMMITMENTS	                                               ---	          ---

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value; authorized 100,000,000
  shares, issued and outstanding 8,974,201 and 8,859,203
  shares for 1995 and 1994, respectively	                89,742	       88,592
 Additional paid-in capital	                          2,228,322    	2,223,622
  Accumulated deficit                                (2,212,524)	  (2,138,350)
                                                      ---------     ---------
                                                        105,540	      173,864
		                                                  $   231,916 	 $   328,945
        The accompanying notes are an integral part of these statements.

                REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31,

	                                       					     1995  		    1994  		   1993
                                                  ----        ----       ----
REVENUE
  Environmental sales and services          	$	 421,793	$   79,684	$	    ---
  Oil and gas sales	                              5,460  	  14,872  	  51,346
  Gain on sale                              	     4,273	      ---	       ---
  Miscellaneous income	                          14,422	       946	    17,311
  Interest income	                                  362	     2,810      2,400
                                                -------     ------     ------
 					 	                                        446,310	    98,312	    71,057

EXPENSES
  Costs of environmental sales and services	    338,154	    69,051	      ---
  Lease operating expenses	                        ---	       ---  	   11,133
  Production taxes	                                 360      1,016	     5,667
  General and administrative	                   148,326     71,276     88,335
  Depreciation, depletion, amortization
    and impairment                          	    28,437     11,446	    12,500
  Interest expense	                               5,207      3,725      4,321
                             		                 520,484	   156,514	   121,956


NET EARNINGS (LOSS)                          	$ (74,174) $ (58,202) $ (50,899)
                                                ========   ========   =======
EARNINGS (LOSS) PER COMMON SHARE          	   $  (.008)	 $  (.007) 	 $ (.006)
                                                 ======     ======     ======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                   8,878,369  8,507,301	 8,390,000
                                               =========  =========  =========











         The accompanying notes are an integral part of these statements.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 		     Additional	 	                Total
             	      Common Stock         Paid-In    Accumulated  Stockholders'
                 	 Shares 	 Amount 	     Capital	     Deficit	      Equity
                   ------   ------       -------      -------       ------
BALANCES,
JANUARY 1, 1993  	 8,390,000 	$83,900   $2,204,855   $(2,029,249)   $259,506

Net loss	            ---        ---        ---           (50,899)	   (50,899)
                   ---------  -------    ---------    -----------    --------
BALANCES,
DECEMBER 31, 1993 	8,390,000	  83,900    2,204,855	   (2,080,148)    208,607

Issuance of
common stock	        469,203    4,692	      18,767	       ---   	     23,459

Net loss	            ---        ---         ---          (58,202)	   (58,202)
                   ---------  -------    ----------   -----------    --------
BALANCES,
DECEMBER 31, 1994 	8,859,203	  88,592	   2,223,622    (2,138,350)	   173,864

Issuance of
common stock	        114,998    1,150	       4,700	       ---  	       5,850

Net loss	            ---  	     ---          ---   	     (74,174)	   (74,174)
                   ---------  -------     ---------    ----------    --------
BALANCES,
DECEMBER 31, 1995	 8,974,201	 $89,742   $2,228,322  	$(2,212,524) 	 $105,540


In November, 1995, the Company offered 500,000 shares of its common stock as restricted stock for $.05 per share through a private placement offering memorandum.

At December 31, 1995, the Company had sold 100,000 shares under this offering. The proceeds from this offering were used for landfill reclamation research and development expenses and general and administrative costs.















         The accompanying notes are an integral part of these statements.

                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECEMBER 31, 1995, 1994 AND 1993

                                               1995         1994        1993
                                              ------       ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                      	   $(74,174)  	$(58,202)   $(50,899)
Adjustments to reconcile net earnings (loss)
 to net cash provided (used) by operating activities:
 Depreciation, depletion, amortization
      and impairment                           28,437   	  11,446      12,500
 Gain on sale of assets	                       (4,273)       ---         ---     	 (Increase) decrease in
  Accounts receivable	                         30,569    	(67,279)     14,380
  State tax refunds receivable	                 2,130    	 12,406	    (14,536)
  Other current assets	                        (3,058)     (6,630)
  Costs and estimated earnings in excess
     of billings	                             (15,521)       ---	        ---
 Increase (decrease) in
  Accounts payable and accrued liabilities	    (5,554)     76,467      (2,200)
  Billings in excess of costs and estimated
     earnings	                                   (846)        846	       ---
                                              --------    --------     --------
Net cash provided (used) by operating
     activities                        	      (42,290)  		(30,946)    (40,755)
                                              ========    ========    ========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties   37,035         ---     	210,845
Net collections (funding) on notes receivable  14,437      31,060    	(51,581)
Costs of investment in subsidiary	               ---      (49,638)	      ---
(Increase) decrease of property and equipment  16,518	     (1,153)   	 (9,559)
(Increase) decrease in other assets	 	        (25,000)	     7,131	       (250)
                                              --------    --------    --------
Net cash provided (used) by investing
     activities                                42,990 	   (12,600)	   149,455
                                              ========    ========    ========
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) borrowings   (20,709)  	  (3,538)	    (1,655)
Issuance of common stock	                       5,000      10,000	       ---
Net proceeds from (repayment of) note
    to stockholder	                            (1,596)	    (9,757)    (34,937)
Cash used by financing activities         		  (17,305)  	  (3,295)	   (36,592)
                                              --------     --------   --------
INCREASE (DECREASE) IN CASH	                  (16,605)   	(46,841)     72,108

CASH, beginning of period	             	       25,385		     72,226        118
                                              --------     --------   --------
CASH, end of period                     	   $   8,780     $ 25,385	  $ 72,226
                                              ========     =======    ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest	     $   1,947    	$  3,530   $  4,566
                                              ========     =======     =======


          The accompanying notes are an integral part of these statements.

                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regent Technologies, Inc. (the "Company"), formerly Regent Petroleum Corpora-tion, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1995, include organization, issuance of equity capital and acqui-sition of developed and undeveloped oil and gas properties. In 1994, the Com-pany redirected its core activities and acquired SSBE Environmental, Inc. ("SSBE"), which was organized for the purpose of obtaining waste and landfill reclamation contracts. SSBE's work is to be performed under cost-plus-fee and fixed price contracts. The length of contracts is expected to vary between one and three years, and a sole contract accounted for all environmental sales in 1994 and 1995.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Regent Industries, Inc., incorporated in Texas in April 1991, and SSBE, incorporated in Virginia in June 1994. All signifi-cant intercompany accounts and transactions have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in computing profit percentages under the percentage-of-completion revenue recognition method and those used in deter-mining oil and gas reserves for the purpose of amortizing the associated costs of acquisition. It is at least reasonably possible that the significan esti-mates used will change within the next year.

Oil and Gas Properties

The Company follows the full cost method of accounting, whereby all costs of acquisition of oil and gas reserves, including both productive and nonproduc-tive costs, are capitalized as incurred. Such costs are amortized in the aggregate on a unit-of-production method based upon physical units of oil and gas. Physical units are determined on the basis of relative energy content which is estimated by the Company to be six MCF of gas to each barrel of oil. Gains or losses on the sale or disposition of oil and gas properties are re-cognized only in the case of extraordinary transactions. Otherwise they are added to or deducted from capitalized costs. Maintenance and repairs are charged against income when incurred. Renewals and betterments which extend the useful lives of properties are capitalized.

Under the full cost method of accounting, capitalized costs less accumulated depreciation and depletion, are limited to the sum of: (a) the future net re-venues attributable to proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, (b) the costs of major properties not being amortized due to the stage of evaluation or development and (c) the lower of cost or market value of any unproved properties being amortized.

Revenue and Cost Recognition on Reclamation Contracts

The Company recognizes revenues from fixed-price contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the con-tracts.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                          DECEMBER 31, 1995, 1994 AND 1993

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general, and administration costs are charged to expense as incurred. Provisions for estimated losses on uncom-pleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in esti-mates in the current period.

The asset, "Costs and estimated earnings in excess of billings", represents revenues recognized in excess of amounts billed. The liability, "Billing in excess of costs and estimated earnings", represents billings in excess of revenues recognized.

Depreciation

Depreciation of furniture and fixtures is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes.

Stock Options and Awards

In 1994, as part of the acquisition of SSBE, the Company adopted a nonqualified stock option plan ("Plan"). Under the Plan, options may be granted to key ma-nagement employees to purchase Company common stock at $0.075 per share. The shares to be issued under the Plan are based on a formula of each participant's contribution to the profitability of the Company; specifically, to SSBE's con-tribution to the consolidated net income measured over a three year period.
The number of shares covered by the stock options granted under the Plan shall not exceed 33,118,521 shares. These stock options must be exercised on or before December 1, 2001.

In 1995, the Directors approved a resolution granting each Director stock options of 100,000 shares with an exercise price of $.075 for a term of ten years or ninety days after termination or resignation as a Director, whichever comes first.

Income Taxes

The Company utilizes the method of accounting for income taxes set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, usin enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and amortization. The Company has not recognized the benefit of any net operating loss carryforwards as the result of adopting SFAS 109, and no deferred tax assets have been recorded in the books of the Company due to uncertainty as to the Company's ability to utilize the loss carryforwards.

Consolidated Statements of Cash Flows

The Company does not consider any of its assets to meet the definition of a cash equivalent.

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        DECEMBER 31, 1995, 1994 AND 1993

(2)  BUSINESS COMBINATION

Effective October 1, 1994, the Company acquired 100% of the stock of SSBE in a transaction which has been accounted for under the purchase method of accounting. Under terms of the agreement, the Company issued 441,579 shares of newly issued common stock to the stockholders of SSBE and implemented an incentive stock option plan for key members of management of both companies. These newly issued shares of common stock were valued at approximately $22,000. In addition, the Company incurred various costs directly attributable to the acquisition, which increrased goodwill by approximately $60,000. The purchase price exceeded the fair value of the net assets by approximately $76,000 and accordingly, has been recorded as goodwill which is being amortized on a straight line basis over 40 years.

(3)  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                     	      1995       1994
                                                            ----       ----
   Costs incurred on uncompleted contracts              	$	423,999  	$	89,510
   Estimated earnings                      		              100,339    	16,167
                                                           -------    -------
		                                                         524,338	   105,677
   Billings to date	                                      	508,816	   106,523
                                                           -------     -------
                                           	             $	 15,521  	$	  (846)

   Included in the accompanying balance
     sheets under following captions:
   Costs and estimated earnings in excess
     of billings	                                        $  15,521       ---
   Billings in excess of costs and
     estimated earnings	                           	          ---        (846)
                                                           -------     -------
                                                     	   $	 15,521 	 $	  (846)
                                                           =======     =======

(4)  NOTES RECEIVABLE
                                                          	  1995   	   1994
Financing note receivable, bearing interest at 7%,           ----       ----
payable in monthly installments of $400, including
interest, through May 1996, collateralized by a
water distillation unit with an original cost of $10,180.  $  2,471  $  6,908

Note receivable from an individual, generated in
connection with the Company's option to acquire a
biodegradable lubricant manufacturing business,
bearing interest at 8%, on demand. (The option
was allowed to lapse by the Company.)	                    $    ---     10,000
                                               	            -------    ------
                                                              2,471    16,908
Less long-term portion, included in other assets
  as of December 31,                                           ---      2,087
                                                             -------    ------
Notes receivable - current portion                       	$   2,471 $  14,821
                                                             ======    ======

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      DECEMBER 31, 1995, 1994 AND 1993

(5)  OTHER ASSETS
                                                            1995         1994
                                                            ----         ----
Long-term portion of financing note receivable       	   $   ---     $  2,087
Goodwill, less accumulated amortization of $ 2,391	        74,107	     76,020
and $454 in 1995 and 1994, respectively.
Intangibles, less accumulated amortization of $10,927
and $4,367 in 1995 and 1994, respectively.	                25,570	     32,130
                                                           ------      ------
                                                   	   	$  99,677   $ 110,237
                                                          =======     =======
(6)  LONG-TERM DEBT
                                                      	     1995         1994
                                                            ----         ----
Note payable to a bank, bearing interest at 8.95%, payable
in monthly installments of $565, including interest, through
June 1998, collateralized by a vehicle with an original cost of approximately $28,000.  The vehicle was sold in December,
1995, and the note was paid in full.
                                     	                 $     ---   	$  20,709

Less current portion	                                        ---	       5,124
                                                           ------      ------
                                                       $     ---	   $  15,585
                                                           ======      ======
(7)  TRANSACTIONS WITH RELATED PARTIES

During 1993, the Company purchased a vehicle for $7,600 from Mr. David Nelson (Mr. Nelson), the Company's president since October 1992.

During 1993, Mr. Nelson, performed services for the Company without compensation. Mr. Nelson began receiving a salary of $2,000 per month in October 1993.

In April 1991, the Company borrowed $100,000 with a note payable to Mr. Jesse Edwards (Mr. Edwards), a stockholder who was the Company's president until October 1992. Under the terms of the agreement in effect at December 31, 1994, the note bears interest at 10%, and is to be repaid in monthly installments of $1,352, including principal and interest, through May 1995. The note was fully paid in May, 1995.

In June 1994, SSBE issued a note payable to Schillinger, Salerni and Boyd, Inc., owned by certain stockholders of the Company, in the amount of $44,111 for certain intangibles paid on behalf of the SSBE. The terms of the promissory note require annual interest payments equal to a rate of 6% per annum and principal due and payable on December 31, 1996.

In September 1994, SSBE borrowed $15,000 from Schillinger, Salerni and Boyd, Inc. SSBE repaid $10,000 in October 1994. In 1995, SSBE repaid the balance of the $15,000 note and borrowed an additional $10,000. Under the terms of the agreement, interest is to accrue at 10% per annum and principal and unpaid interest is payable upon demand.

In November 1995, Elaine Nelson, the wife of the Company's President, purchased 100,000 restricted shares of the Company's common stock for $.05 per share under the Company's 500,000 share private placement offering.

In 1995, the Company paid $109,039 to Schillinger, Salerni and Boyd, Inc. for services rendered.

                REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                   DECEMBER 31, 1995, 1994 AND 1993

(8)  SALES THROUGH MAJOR OPERATORS

The following operators individually accounted for 10% or more of the total oil and gas revenue of the Company:

           	                       						        Year ended December 31,
            Operator		            	 				  1995             1994           1993

            J.C. Thompson          						   -%             - %	            64%
            Forney Oil Corporation					    47	             45              17
            Arnold Energy 1985-11		 			    39    	         40  	           16
                                           --              --              --
							                                    86%	            85%             97%
                                           ==              ==              ==
(9)  BACKLOG

The following schedule summarizes changes in backlog on the contract during 1995. Backlog represents the amount of revenue SSBE expects to realize from work to be performed on the uncompleted contract in progress at year end from contractual agreements on which work has not yet begun.

  Beginning backlog	        					                 $	614,788
  New contract during the year					                   ---
                                                    -------
                                      							      	614,788
  Less contract revenue earned during the period				421,793
                                                    -------
  Backlog balance at December 31, 1995			         $	192,995
                                                    =======

SSBE has not entered into any additional contracts, as of April 12, 1996.

(10) COMMITMENTS

The Company has administrative offices in the home of Mr. Nelson, the President, under a month-to-month lease which provides for rental payments of $750 per month. In 1993, additional office space was obtained on a month-to-month basis. Rent expense was approximately $9,600, $12,000 and $15,000 in 1995, 1994 and 1993, respectively.

In February 1993, the Company entered into a joint venture to manufacture and market water distillation systems for laboratories and other small quantity users of purified water. The venture negotiated the manufacture and financing of a twenty-five (25) gallons per day distillation unit for a Houston laboratory. The Company recognized $2,775 of profit in 1993 from this arrangement. After an evaluation of the performance of the unit and the potential market opportunity, the Company terminated the joint venture and will receive $400 per month from the financing note receivable related to the unit through May 1996.

In April 1993, the Company invested $50,000 in the construction of a super-critical water oxidation unit. The unit was designed to utilize a relatively new patented technology for the commercial treatment of hazardous waste. Following a six month test period, the Company disposed of its investment interest for $50,000.

In August 1993, the Company loaned $13,000 to an unrelated party in connection with the Company's option to purchase a biodegradable lubricant manufacturing business. After a due diligence period, the Company elected not to pursue the purchase of this business, and the option was allowed to lapse. The promissory note had an outstanding balance of $10,000 at December 31, 1994 and was sold for the consideration of a cash payment of $10,000 to the Company and the grant of 10,000 shares of newly issued and restricted common stock.

                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                       DECEMBER 31, 1995, 1994 AND 1993
(11)  INCOME TAXES

There is no provision for federal income taxes for 1995, 1994 or 1993, due to the utilization of net operating loss carryforwards.

The Company has net operating loss carryforwards for tax purposes totaling approximately $2,257,000, which expire at various dates, as follows:

							Year ended
 						December 31,         	   Amount
       ------------	        ----------
					      1996            $   209,000
						     1997	            	  283,000
						     1998	            	  303,000
						     1999	            	  365,000
						     2000	            	  125,000
						     2001		              751,000
						     2003           		    24,000
						     2004		               18,000
						     2008		               45,000
						     2009	           	    60,000
						     2010		               74,000
							                      ---------
                           $ 2,257,000
                             =========

Additionally, the Company has investment tax credit carryforwards totaling approximately $8,000, which expire at various dates, as follows:

   				Year ended
						 December 31,	           Amount
						 ------------          --------
						    1996	           	$    6,200
				    		1997		                1,700
						    1998		                 ---
					    	1999		                  100
                             --------
							                    $    8,000
                             ========

(12) STATEMENTS OF CASH FLOWS

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities, as follows:

                             						                      Year ended
    			 			                                              December 31,
                                               -------------------------------
                                           						  1995  		   1994  		  1993
                                                  ------     ------    ------
Issuance of common stock for directors' fees		$     750		$     ---		$     ---

Issuance of common stock with sale of note		        100        ---        ---

Issuance of common stock upon acquisition
  of SSBE on December 19, 1994			                   ---	     22,079       ---

                       REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         DECEMBER 31, 1995, 1994 AND 1993


(12) STATEMENTS OF CASH FLOWS - Continued
                       	                     					       Year ended
  						                                                 December 31,
                                             ---------------------------------
    						                                         1995 		   1994  		  1993
                                                  ------    ------    ------
Issuance of  27,599 shares common stock
  upon settlement of consulting agreement
  with investment banker on October 31, 1994		      ---		   1,380		     ---

Issuance of note for costs of intangibles			        ---		  44,111		     ---

Acquisition of vehicle for a note payable			        ---		    ---	  	  25,902

(13)  CONCENTRATION OF CREDIT RISK

The Company received revenues from oil and gas production in Texas and Utah during 1995, 1994 and 1993. The Utah properties were sold in 1993. The Texas
producing properties were sold in 1995.   Accounts receivable at December 31,
1994 and 1993 are from a variety of oil and gas operators. In addition, the reclamation contract receivable is from one town in New York.

(14)  EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of shares outstanding during each year.

(15)  COST OF OIL AND GAS PROPERTIES

Depreciation and depletion per equivalent unit of production for the years ended December 31, 1995, 1994 and 1993, were approximately $1.13, $1.11 and $1.44, respectively.

The following table sets forth the capitalized costs of oil and gas properties as of December 31, 1995 and 1994:

                                             							       1995 		      1994
	                                                         -------     -------
       Capitalized costs:
           Proved properties                       				$  140,505	 $  177,540

       		  Less accumulated depreciation, depletion,
    		     amortization and impairment		                  111,555	    100,074
                                                          -------     -------
	 				                                                 $   28,950	 $   77,466

In April 1993, the Company sold, for cash totaling approximately $211,000, its working interest in its oil and gas properties located in Utah. In May 1995, the Company sold, for cash totaling approximately $37,000, its remaining producing oil and gas properties. The sales were treated as adjustments of capitalized costs related to oil and gas properties. The adjustments had no significant effect on the relationship between capitalized costs and proved reserves and, accordingly, no gain or loss was recognized in connection with the sale.

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    DECEMBER 31, 1995, 1994 AND 1993

(15)  COST OF OIL AND GAS PROPERTIES - Continued

In 1995, the Company held oil and gas properties with a cost of $140,505 and accumulated depletion of $111,555. Under the full cost method of accounting, the Company added $9,704 to accumulated depletion to account for the net capi-talized costs in excess of the full cost ceiling value. Also, the Company took $508 of depletion in 1995. The remaining properties are not producing and accordingly are not subject to depletion of reserves.

(16)  OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company's proved oil and gas reserves are located entirely in the United States. The reserve estimates at December 31, 1995, 1994 and 1993, are based on a rollforward of the January 1, 1989 reserve estimates, adjusted for 1989, 1990, 1991, 1992, 1993, 1994 and 1995 production, property sales and year-end prices. The January 1, 1989, reserve estimates were prepared by an independent petroleum engineer and were acquired by the Company in connection with its acquisition of oil and gas properties in June 1989. In accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, the Company's adjusted reserve estimates were prepared under economic and operating conditions existing at the end of each year, with no provision for price and cost escalations except by contractual arrangements.

The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available.

The following unaudited table sets forth the Company's proved oil and gas reserve quantities:

                              				             			  Oil   			     Gas
            						                	                (Bbls) 			    (MCF)
                                                  --------     --------
PROVED RESERVES:

January 1, 1993						                               1,103  			1,050,574
   Purchase of reserves in place					                ---   	      ---
   Revision of previous estimates				                ---			       ---
   Sale of reserves in place					                    (152)	 		 (606,774)
   Production						                                  (155)			   (32,254)
                                                   -------     ---------

December 31, 1993					                                796       411,546
   Purchase of reserves in place					                 ---  	      ---
   Revision of previous estimates				                 --- 			     ---
   Sale of reserves in place					                     ---  		     ---
   Production						                                   (31) 			  (11,134)
                                                    -------    ---------

December 31, 1994					                                765	   		  400,412
   Purchase of reserves in place	            				     ---   	      ---
   Revision of previous estimates				                 ---  	       ---
   Sale of reserves in place					                    (280)	  		 (272,957)
   Production						                                   (34)			     (2,497)
                                                    -------    ----------

December 31, 1995	                            			     451			     124,958
                                                    =======    ==========

                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      DECEMBER 31, 1995, 1994 AND 1993

(16) OIL AND GAS RESERVE INFORMATION (UNAUDITED) - Continued

                                                	     Oil     	   Gas
          	                                         (Bbls)    	  (MCF)
                                                   --------     -------
PROVED DEVELOPED RESERVES:

December 31, 1993	                                    345    	  286,588
                                                    =====       =======
December 31, 1994	                                    314    	  275,454
                                                    =====       =======
December 31, 1995	                                    ---         ---
                                                    =====       =======

Standardized measure of discounted future net cash flows relating to proved oil and gas properties:

                        						                         December 31,
                                              --------------------------------
                                      				    		  1995  		   1994  		  1993
                                                 ------     ------    ------
Future cash flows				                       	$ 229,185	 $ 602,694	 $ 585,805
     Future costs-
       Production   	                   				   (21,026)  (212,189)	 (204,037)
       Development		   		    	                    ---		      ---  	     ---
	                                             ---------  ---------  ---------
Future net cash flows	                    			  208,159		  390,505	   381,768
10% discount factor				                       (179,209)  (251,627)  (211,937)
                                              ---------  ---------  ---------
Present value of future net cash flows
  before income taxes				                       28,950    138,878	   169,831
Present value of future income tax expense        --- 		     --- 		   (1,023)
                                              ---------  ---------  ---------
Standardized measure of discounted future
  net cash flows				                        	$  28,950		$ 138,878	 $ 168,808
                                              ========   ========   ========

Changes in standardized measure of discounted future net cash flows from proved reserves:
                                                       December 31,
                                            -------------------------------
    						                                      1995  		   1994   		  1993
                                               ------     ------     ------
Standardized measure, beginning of year	     $ 138,878 	$ 168,808		$ 374,976
Purchase of reserves in-place				                ---    		  ---        ---
Oil and gas sales, net of production costs	     (4,938)	  (13,856)   (34,546)
New discoveries and extensions			                ---        ---   	    ---
Revisions of previous quantity estimates		       ---        ---        ---
Net change in income taxes				                   ---		     (1,031)    (1,841)
Sale of reserves in place                      (37,035)     ---     (210,845)
Changes in production rates (timing) and other (67,955)		  (15,043)	  41,064
                                               ---------   -------   -------
Standardized measure, end of year			         $  28,950	  $ 138,878	$ 168,808

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                       DECEMBER 31, 1995, 1994 AND 1993

(17)  SCHEDULE OF CONTRACTS IN PROGRESS


           Contract -						                               		       At December
     	 Operations Portion	  From Inception to December 31, 1995	    31, 1995
       -----------------  ----------------------------------------- ---------
										                                                          Estimated
									  	    Estimated                                           Earnings
       Estimated		Gross                    Gross                    and Costs
	      Contract  Profit	 Revenues Cost of  Profit  Billed  Cost to	 in Excess of
	      Revenues  (Loss)   Earned  Revenues (Loss)  To Date	Complete Billings
       --------  ------   ------- -------- ------- ------- -------- --------
Hague,
   NY $714,200 $138,734 $521,205 $420,866 $100,339 $508,816 $159,600	$15,522
       =======  =======  =======  =======  =======  =======  =======  ======


  	     For the Period Ended December 31, 1995
		  				--------------------------------------

    	   Revenues  Cost of  Gross Profit   Percent
   	     Earned   Revenues    (Loss)	     Complete
Hague,
   NY  $421,794   $337,621 	  $84,172      72.5%
        =======    =======     ======     =======

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

(a) The client-auditor relationship between the registrant and its principal accountant for the periods ending 1993 and 1994, Farmer, Fuqua, Hunt & Mun-selle, P.C., ceased effective December 31, 1995. The decision to change ac-countants was recommended by the audit committee due to the change of employ-ment of the primary auditor performing the audit of the registrant's financial statements.

The former accountant`s reports on the financial statements of the registrant for either of the past two years did not contain an adverse opinion or a disclaimer of opinion or was qualified in any way. There were no disagreements with the former accountant at any time.

(b) A new independent principal accountant has been engaged by the registrant. The name of the registrant's new principal accountant is Salmon, Beach &
Company, P. C., 12720 Hillcrest Road, Suite 900, Dallas, Texas 75230.   Mr.
William H. Sims, a CPA with the registrant's new principal accountant, was the registrant's primary auditor with the firm of Farmer, Fuqua, Hunt & Munselle, and will act as the registrant's primary auditor with the registrant's new principal accountant.


                                  PART III

Item 9.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, together with certain information about them, are as follows:

        	Name	     		Age 	      	Director Since		      Position

  David A. Nelson   	  48	 	      October, 1992		      Director, President
	 Gordon M. Boyd  	 	  49	       	December, 1994		     Director, Vice President
	 William D. BinghaM 	 41	       	December, 1994     		Director
	 L. R. Schillinger	   39			                         		Secretary
 	Eugene L. Salerni	  	43				                         	Vice President, SSBE

Mr. Nelson has served as President of the Company since October, 1992. From November, 1988 to September, 1992, Mr. Nelson was President, Chief Executive Officer and Chairman of Intramerican Corporation, formerly Intramerican Oil and Minerals, Inc., a public oil and gas corporation. Mr. Nelson managed the rebuilding of Intramerican through the addition of business segments related to gas gathering and property management and moved the company from a nega-tive earnings position in 1988 to consecutive profitable years in 1989, 1990 and 1991. Mr. Nelson graduated from Baylor University with a B.A. degree and J.D. degree and from Texas A&M with a Masters in Computing Sciences. He is a licensed attorney in the State of Texas. He was employed from 1971 to 1983 at Republic National Bank and last served as a Vice President in the commercial lending department.

Mr. Boyd is President of SSB Environmental, Inc. and was the founder of Schillinger, Salerni and Boyd, Inc. which specialized in environmental consul-ting services to the solid waste management and recycling industries from 1986 to 1994. Mr. Boyd is a graduate of Hamilton College with a B.A. degree. From 1979 to 1983, Mr. Boyd served as an environmental policy aide to the State As-sembly of New York. In 1983, he was appointed executive director of the New York State Legislative Commission on Solid Waste Management Board.

Mr. Bingham is President of Forecast Futures Group, Inc., a network computer technology company serving the financial markets. From 1986 to 1994, Mr. Bingham was a Vice President of Browning Ferris Industries where he helped
launch BFI's medical waste business.   As  a  Vice  President, Mr. Bingham
initiated BFI's  entry  into  the  organic waste business and as a Divisional

Vice President, he had responsibility for all operations in New York and Connecticut. His education background includes studies at Stanford University and UCLA.

Mr. Schillinger has served as the corporate secretary since May, 1995 and has managed the permitting and compliance requirements for SSBE's landfill recla-mation projects. He was instrumental in the development of the guidelines for reclamation projects which now form the basis of 6NYCRR Part 360..18, New York State's regulations governing landfill reclamation. Mr. Schillinger received his J.D. degree from North Carolina University and is a licensed attorney in New York State.

Dr. Salerni has led all of SSBE's landfill reclamation projects and in that role has pioneered this new business. His experience in the field includes directing the firm's research and development, proposal writing and negotia-tions, project site management and reporting, regulatory affairs, marketing and disposal of recovered materials. Dr. Salerni is a Ph.D. graduate of Rensselaer Polytechnic Institute. Salerni is a member of the Technology Systems and Prac-tices Committee of the Landfill Reclamation Committee of the Solid Waste Asso-ciation of North America.

Item 10.  Executive Compensation

Compensation which the Company paid for services in all capacities for the year ended December 31, 1995, to the executive officers of the Company is set forth as follows:

                                            							Long Term Compensation
			                	Annual Compensation	              Awards     Payouts
(a)              (b)  	(c)    	(d)  	(e)      	(f)     	(g)    	(h)     	(i)
Name				                          		Other
and					                            Annual  Restricted
Principal						                     Compen-	  Stock	  Options/ LTIP     Other
Position		       Year	Salary 	Bonus	sation(1) Awards  SARs(#)	 Payouts	Comp(3)
David A. Nelson,
President (2)    1995	$12,450   -   $1,600
  			            1994	$24,000	  -   $1,600
			              1993	$6,000	   -   $6,400

(1)  Other Annual Compensation is the use of a company vehicle.
(2) The Company rents administrative office space from the President for $750.00 per month.
(3)  The Company paid the following consulting fees in 1995:
     David A. Nelson, $12,000;
     Salerni, Schillinger & Boyd, Inc., $109,038;
     Law firm of Lawrence R. Schillinger, $360.

     Other Benefits.
     ---------------
     The Company has a qualified incentive stock option plan. No options will be granted under the Plan until November 1, 1997. The Directors of the Compa-ny receive $250 each for meetings attended and each director agreed to convert the Director's fee to newly issued restricted common stock at a price of $.15 per share to conserve cash. Also, the Directors voted to grant each Director stock options of 100,000 shares with an exercise price of $.075 for a term of ten years or ninety days after termination or resignation, whichever comes first. The Company is not a party to any employment contract.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the Company's Common Stock
$.01 par value per share as of December 31, 1995, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock and (ii) information as to the shares beneficially owned by all directors and officers of the Company as a group.

     Principal Shareholders
     ----------------------
The following table sets forth certain information respecting the holdings of each shareholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of more than 5% of the Common Stock of the Company as of December 31, 1995. Each of the persons or entities named below as beneficially owning the shares set forth opposite his name has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. The amounts include spousal ownership.

Name and address of          			Amount and Nature of     			Beneficial
Beneficial Owner				            Beneficial Ownership 			    Ownership
- - ------------------              --------------------        ----------
David A. Nelson				               2,465,760 Shares	    			     27.4%
3424 Princeton Avenue
Dallas, Texas 75205

Jesse G. Edwards	                 1,712,073 Shares	    			     19.0%
1890 Valley View Lane
Tyler, Texas 75703

     Security Ownership of Management
     --------------------------------
The following table sets forth certain information with respect to the Common Stock of the Company beneficially owned by the directors and the directors and officers as a group. The person named below as beneficially owning the shares set forth opposite his name has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

   Name of 	                  		Amount and Nature of    			Beneficial
Beneficial Owner				            Beneficial Ownership			    Ownership

David A. Nelson, President	       		2,465,760 Shares		  		     27.4%

Gordon M. Boyd, Vice President	  	    111,229 Shares		  		     1.24%

L. R. Schillinger, Secretary		         97,147 Shares	  			     1.08%

Officers and Directors as a Group		 2,674,136 Shares				       29.8%

Item 12.  Certain Relationships and Related Transactions
- - --------------------------------------------------------
During 1993, the Company purchased a vehicle for $7,600 from Mr. David Nelson (Mr. Nelson), the Company's president since October 1992.

During 1993 and 1992, Mr. Nelson, performed services for the Company without compensation. Mr. Nelson began receiving a salary of $2,000 per month in October 1993.

In June 1994, SSBE issued a note payable to Schillinger, Salerni and Boyd, Inc., owned by certain stockholders of the Company, in the amount of $44,111 for certain intangibles paid on behalf of the SSBE. The terms of the promis-sory note require annual interest payments equal to a rate of 6% per annum and principal due and payable on December 31, 1996.

In September 1994, SSBE borrowed $15,000 from Schillinger, Salerni and Boyd, Inc. SSBE repaid $10,000 in October 1994. In 1995, SSBE repaid the balance of the $15,000 note and borrowed an additional $10,000. Under the terms of the agreement, interest is to accrue at 10% per annum and principal and unpaid interest is payable upon demand.

In November 1995, Elaine Nelson, the wife of the Company's President, purchased 100,000 restricted shares of the Company's common stock for $.05 per share un-der the Company's 500,000 share private placement offering.

In 1995, the Company paid $109,039 to Schillinger, Salerni and Boyd, Inc. for services rendered.

                                     PART IV

Item 13.  Exhibits, Financial Schedules and Reports on Form 8-K.
- - ----------------------------------------------------------------
     (a)  Listing of Documents

       	(1)	Financial Statements.  The Company's Consolidated Financial
            Statements included in Item 7 hereof, as required at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, 1993, consist of the following:

          		Consolidated Balance Sheets
		          Consolidated Statements of Income
		          Consolidated Statements of Cash Flows
            Consolidated Statements of Stockholders' Equity
		          Notes to Consolidated Financial Statements

       	(2)	Exhibits.

          		2.1	 Agreement and Plan of Reorganization relating to the Acquisi-
                 tion of SSB Environmental, Inc. as as subsidiary of Regent
                 Petroleum Corporation.  (1)

          		3.1	 Restated Articles of Incorporation of Regent Technologies,
                 Inc.  (2)

          		3.2	 Bylaws of Regent Technologies, Inc. as amended.  (2)

         		10.1 	1994 Formula Stock Option Plan.  (1)

          	22.  	List of Subsidiaries

- - ------------------
(1) Incorporated by reference to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held December 19, 1994, dated November 28, 1994.

(2) Incorporated by reference to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987.

     (b)  Reports on Form 8-K.

        There were no reports filed on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGENT TECHNOLOGIES, INC.

				                          By: /s/ David A. Nelson
                                 -----------------------
				                             David A. Nelson
				                             President

Dated:  April 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         	Name	                   			Title	               			Date
   -----------------        -----------------------      --------------

  /s/David A. Nelson     			Director and President,	   	 April 12, 1996
	 ------------------      		the Principal Executive
  David A. Nelson      					Officer and Principal
					                       Accounting Officer

  /s/Gordon M. Boyd	      		Director and Vice President		April 12, 1996
  ------------------
  Gordon M. Boyd

                               Exhibit 22
                        -------------------------

                        Regent Technologies, Inc.
                          List of Subsidiaries

            			  1.    	Regent Industries, Inc.
				                    8080 N. Central, Suite 400
				                    Dallas, Texas 75206

              			2.    	SSB Envionmental, Inc.
				                    15 Elk Street
				                    Albany, New York 12207