Form 10QSB
period 1996-06-30
REGENT TECHNOLOGIES INC
filed 1996-08-19
CIK 319200

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996

              Commission file Number     0-9519

                   REGENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter.)

    Colorado                          84-0807913
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

8080 N. Central, Suite 400, Dallas Texas       75206
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(214) 369 9055

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.01 Par Value - 9,310,203 shares as of
August 19, 1996


                 PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      REGENT TECHNOLOGIES, INC.

             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                FOR THE THREE MONTHS AND SIX MONTHS

                    ENDED JUNE 30, 1996 AND 1995
                           (Unaudited)


(Amounts in thousands, except per share data)
                            Three months ended  Six months ended
                                 June 30            June 30
                            __________________  _________________
                              1996      1995     1996     1995
                             ______    ______   ______   ______
Environmental services       $   14    $  123   $   15   $  132
Oil and gas sales                --         2       --        5
Interest income                   2        --        2       --
                              ______    ______   ______   ______

Total Revenues                   16       125       17      138
Cost of environmental services    9        70        9       80
Selling, general and
 administrative expenses         25        32       48       60
                              ______    ______   ______   ______
Operating Gain (Loss)           (18)       23      (40)      (2)
Depreciation, depletion and
 amortization                     2         4        4        9
Interest Expense                  -         1        -        1
                              ______    ______   ______   ______
                                  2         5        4       10
Net Gain (Loss)                 (20)       18      (44)     (12)

Extraordinary Item -
 Forgiveness Of Debt             --        --       46       --

Net Earnings (Loss)
 Applicable to Common Stock     (20)       18        2      (12)

Loss per share               $(.002)   $ .002   $    -   $(.001)

See Accompanying Notes to Financial Statements

                            REGENT TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                  June 1996        December 1995
                               ______________      ______________

ASSETS
Current Assets
  Cash                                $    2             $    9
  Costs and estimated earnings in
   excess of billings                      4                 16
  Accounts receivable and retainage       68                 40
  Notes receivable - current portion      --                  2
  Prepaid expenses - deposit              --                 25
  Other current assets                     2                 10
                                      ______             ______
Total Current Assets                      76                101

 Net oil and gas properties, using the
  full cost method of accounting          29                 29
 Furniture and fixtures                    4                  4
 Less accumulated depreciation             3                  2
                                      ______             ______
                                          30                 31
Other Assets, Net                         95                100
                                      ______             ______
TOTAL ASSETS (NOTE 3)                    201                232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and
   accrued liabilities                $   68             $   72
  Accrued Compensation                     9                 --
  Notes payable to affiliates             10                 10
                                      ______             ______
Total Current Liabilities                 87                 82

Notes Payable To Affiliate, less
  current portion                         --                 44

Stockholder's Equity (Deficiency)
  Common stock par value $0.01 per share
   Authorized 100,000,000 shares
   Issued and outstanding -
   9,210,203 and 8,974,201 shares         92                 90
  Capital in excess of par value       2,232              2,228
 Accumulated deficit                  (2,210)            (2,212)
                                      _______            _______
Total Stockholders' Equity            $  114             $  106

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $  201             $  232

See Accompanying Notes to Financial Statements

                    REGENT TECHNOLOGIES, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                           (Unaudited)

(Amounts in thousands)
                                        1996               1995

Cash Flow From Operating Activities:
 Net Earnings (Loss)                   $   2             $  (12)

Adjustments To Reconcile Net
 Earnings (Loss) to Net Cash Provided
 (Used) by Operating Activities:
  Forgiveness of Debt                    (46)                --
  Depreciation                             4                  9
 (Increase) Decrease In
  Accounts receivables                   (23)               (15)
  Prepaid expenses                        34                 --
  Other assets                            14                (21)
 Increase (Decrease) In
  Accounts payable and
   accrued liabilities                    (4)                16
  Accrued compensation                     9                 --
                                      _______            _______
Net Cash Used In Operating Activities $  (10)             $ (23)
                                      _______            _______

Cash Flow From Investing Activities:
  Proceeds from sale of assets        $   --             $   37
Net Cash Provided In
  Investing Activities                $   --             $   37

Cash Flow From Financing Activities:
  Payment On Long-Term Debt           $   --             $   (3)
  Payment On Note To Stockholder          --                 10
  New Borrowings                          --                (11)
  Issuance Of Common Stock                 8                 --
                                      _______            _______
Net Cash Provided (Used) From
 Financing Activities                 $    8             $   (4)
                                      _______            _______
  Decrease in Cash                        (2)                10
Cash at Beginning of Year             $    9             $   25
                                      _______            _______
Cash at End of Period                 $    7             $   35

See Accompanying Notes to Financial Statements

                    REGENT TECHNOLOGIES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                         JUNE 30, 1996


Note 1. Summary of Significant Accounting Policies

     The accompanying financial statements, which should be read in conjunction with the financial statements of Regent Technologies, Inc. ("the Company") included in the 1995 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

Note 2. Subsequent Events

     On August 16, 1996, the Board of Directors of the Company approved an agreement in principle under which the Company will license the technologies necessary to offer dialup access to the Internet. The agreement is under negotiation and will result in new restricted stock being issued to a third party company for Internet access and technical support.

Item 2.

                     REGENT TECHNOLOGIES, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                           June 30, 1996

Liquidity and Capital Resources

At June 30, 1996, the Company had a working capital deficit of $10,778. The Company has no amortization requirements under any term loan agreements. The Company is delinquent on certain accounts payable. The Company continues to raise monies as needed through sale proceeds from the Company's authorized, unissued and restricted stock. During the first and second quarters of 1996, the Company raised $7,500 by selling new, restricted previously unissued common stock for an average price of $.033 per share.

Results of Operations

The Company's environmental sales and services opertions are centered in the state of New York and dependent on state and municipal funds which have been frozen for 1996. Revenues generated for 1996 are the result of environmental consulting activities and are not tied to the Company's backlog as of December 31, 1995 of $192,995 which represents a contract with the Town of Hague, New York. Activity under this contract is presently being delayed by the Town of Hague.

Management believes that acquisitions will continue to be the primary avenue for growth and the Company is seeking a business combination in 1996 as a major contribution for long-term growth.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                    REGENT TECHNOLOGIES, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Regent Technologies, Inc.
                                   Registrant


August 14, 1996                    David A. Nelson
Date                               Principal Executive and Financial Officer