Form 10QSB
period 1996-09-30
REGENT TECHNOLOGIES INC
filed 1996-11-19
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                      or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period from _______ to _______.


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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


Number of shares of Common Stock, $.01 par value, outstanding as of October 14, 1996: 12,467,189


                 PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF EARNINGS
(Unaudited)                                  REGENT TECHNOLOGIES, INC.
(Amounts in thousands, except per share data)
                            Three months ended  Nine months ended
                              September 30,       September 30,
                            __________________  _________________
                              1996      1995     1996     1995
                             ______    ______   ______   ______
REVENUES

Internet sales and service   $    1    $   --   $    1   $   --
Investment income                --       227       --      365
Gain on sale of assets           --        --        2       --
Miscellaneous income             --         1        1        2
                              ______    ______   ______   ______

                                  1       228        4      367

COSTS AND OTHER DEDUCTIONS

Costs of Internet sales           1        --        1       --
Costs of investment income       --       202       --      283
General and administrative       12        26       41       86
Depreciation, depletion and
 amortization                     1         4        1       13
Interest Expense                  -         1        -        2
                              ______    ______   ______   ______
                                 14       233       43      384

Net Earnings (Loss)
 Applicable to Common Stock     (13)       (5)     (39)     (17)

Loss per share               $(.001)    (.001)   (.004)   (.002)

Weighted Average Common
 Shares Outstanding           9,215     8,869    9,215    8,869

The accompanying notes are an integral part of these statements.

BALANCE SHEET
(Unaudited)                            REGENT TECHNOLOGIES, INC.
(Amounts in thousands)
                             September 30, 1996  December 31, 1995
                               ______________      ______________

ASSETS
CURRENT ASSETS
  Cash                                $    5             $    9
  Costs and estimated earnings in
   excess of billings                     --                 16
  Accounts receivable                      1                 40
  Deposit                                 --                 25
  Other current assets                    --                 12
                                      ______             ______
Total Current Assets                       6                102

PROPERTY AND EQUIPMENT - AT COST
 Net investment properties, using the
  full cost method of accounting          29                 29
 Furniture and fixtures                    4                  4
                                      ______             ______
                                          33                 33
 Less accumulated depreciation             3                  2
                                      ______             ______
                                          30                 31
Other Assets, Net                        377                 99
                                      ______             ______
                                         413                232

LIABILITIES
Current Liabilities
  Accounts payable and
   accrued liabilities                $   12             $   72
  Accrued Compensation                    10                 --
  Notes payable to affiliates             --                 10
                                      ______             ______
Total Current Liabilities                 22                 82

Notes Payable To Affiliate, less
  current portion                         --                 44

STOCKHOLDERS' EQUITY
  Common stock par value $0.01 per share;
   Authorized 100,000,000 shares
   Issued and outstanding -
   12,467,189and 8,974,201 shares        125                 90
  Additional paid-in capital           2,517              2,228
  Accumulated deficit                 (2,251)            (2,212)
                                      _______            _______
Total Stockholders' Equity            $  391             $  106

Total Liabilities and Stockholders'
Equity                                $  413             $  232

The accompanying notes are an integral part of these statements.

STATEMENT OF CASH FLOWS                REGENT TECHNOLOGIES, INC.
(Unaudited)
(Amounts in thousands)
                                          For the Nine Months
                                           Ended September 30,
                                        1996               1995

Cash Flow From Operating Activities:
 Net earnings (loss)                   $ (39)            $  (17)

Adjustments To Reconcile Net
 Earnings (Loss) to Net Cash Provided
 (Used) by Operating Activities:
  Gain on sale of assets                   2                 --
  Depreciation                             1                 13
 (Increase) Decrease In
  Accounts receivables                    39                (28)
  Prepaid expenses                        25                 --
  Other assets                            28                (34)
 Increase (Decrease) In
  Accounts payable and
   accrued liabilities                   (70)                39
  Accrued compensation                    10                 --
                                      _______            _______
Net Cash Used In Operating Activities $   (4)             $ (27)
                                      _______            _______

Cash Flow From Investing Activities:

  (Increase) Decrease in investments  $ (289)            $   11
  Proceeds from sale of assets            10                 37
                                      _______            _______
Net Cash Provided From
  Investing Activities                $ (279)            $   48

Cash Flow From Financing Activities:

  Payment On Long-Term Debt           $  (44)            $   (4)
  Payment On Note To Stockholder          --                 (6)
  Issuance Of Common Stock               323                 --
                                      _______            _______
Net Cash Provided (Used) From
 Financing Activities                 $  279             $  (10)
                                      _______            _______
  Decrease in Cash                        (4)                11
Cash at Beginning of Year             $    9             $   25
                                      _______            _______
Cash at End of Period                 $    5             $   36

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for
  interest                                --                  2
                                      _______            _______

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
            September 30, 1996(unaudited) and December 31, 1995

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regent Technologies, Inc. (the "Company"), formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. In 1994, the Company redirected its core activities and acquired SSBE Environmental, Inc. ("SSBE"), which was organized for the purpose of obtaining waste and landfill reclamation contracts. On August 16, 1996, the Board of Directors of the Company voted to sale 81% of its investment in SSBE to management of SSBE and to enter into a license agreement for the technologies necessary to offer dialup access to the Internet. In 1995, the operations of SSBE were consolidated with the accounts of the Company and all significant intercompany accounts and transactions were eliminated.

Investment Properties -- Oil and Gas

The Company follows the full cost method of accounting for its investments in oil and gas, whereby all costs of acquisition of oil and gas reserves, including both productive and nonproductive costs, are capitalized as incurred. Such costs are amortized in the aggregate on a unit-of-production method based upon physical units of oil and gas. Physical units are determined on the basis of relative energy content which is estimated by the Company to be six MCF of gas to each barrel of oil. Gains or losses on the sale or disposition of oil and gas properties are recognized only in the case of extraordinary transactions. Otherwise they are added to or deducted from capitalized costs. Under the full cost method of accounting, capitalized costs less accumulated depreciation and depletion, are limited to the sum of: (a) the future net revenues attributable to proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, (b) the costs of major properties not being amortized due to the stage of evaluation or development and (c) the lower of cost or market value of any unproved properties being amortized.

Depreciation

Depreciation of furniture and fixtures is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes.

Stock Options and Awards

In 1994, as part of the investment in SSBE, the Company adopted a non-qualified stock option plan which was canceled with the sale of 81% of its investment in SSBE.

In 1995, the Directors approved a resolution granting each Director stock options of 100,000 shares with an exercise price of $.075 for a term of ten years or ninety days after termination or resignation, whichever comes first.

                           NOTES TO FINANCIAL STATEMENTS
                September 30, 1996(unaudited) and December 31, 1995

(2)  SALE OF ASSETS

Effective January 1, 1996, the Company sold 81% of its ownership in SSBE to managment of SSBE for the consideration of cash of $10,000 and 500,000 shares of common stock of the Company, of which 29,156 shares were registered shares of common stock of the Company. The sale was recorded as a gain on sale of assets in the amount of $2,465. The remaining 19% investment ownership has a book value of $13,496, which can by purchased by the buyers under a two year option for the consideration of the greater of the Company's book value or the market value at the date of the exercise of the option.

The following audited statements of operations present the results of operations of SSBE for the years ended December 31, 1995 and December 31, 1994. The contract with the Town of Hague, New York, accounted for $421,794 of the SSBE revenues for the year ended 1995. This contract was suspended indefinitely for 1996.

                             December 31, 1995       December 31, 1994
Revenues                             $ 435,577                $ 79,684
Net income (loss)                      ($3,946)                ($7,682)
Net income (loss) per common share    ($0.0004)               ($0.0009)
Weighted average common shares       8,878,369               8,507,301

(3)  PURCHASE OF TECHNOLOGY LICENSE

Effective August 16, 1996, the Board of Directors of the Company approved the acquisition of the license (the "Technology License") of the hardware and the software necessary for the Company to offer dialup access to the Internet. The license was obtained from NKN Technologies, Inc. ("NKN") for the consi-deration of the grant of 2,500,000 shares of common stock of the Company, 600,000 registered shares and 1,900,000 restricted shares. To satisfy the grant of registered stock, the Board of Directors approved the exchange of three (3) shares of restricted stock for one (1) share of registered stock. The Company issued 3,141,688 shares of newly issued restricted common stock plus the shares received from SSBE to satisfy the consideration for the license, all valued at $.10 per share.

The following unaudited statements of operations present the pro forma results of operations of the Company for the nine months ended September 30, 1996 and the year ended December 31, 1995, assuming the acquisition of the license had been consummated January 1, 1995, with the addition of 75 users per month thereafter. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date, or of the results which may occur in the future.

                            Septermber 30, 1996      December 31, 1995
Revenues                              $ 229,500              $ 117,000
Net income (loss)                      $157,500                $45,000
Net income (loss) per common share      $0.0126                $0.0036
Weighted average common shares       12,525,000             12,525,000

                         NOTES TO FINANCIAL STATEMENTS
              September 30, 1996(unaudited) and December 31, 1995

(4)  TRANSACTIONS WITH RELATED PARTIES

Effective January 1, 1996, management of SSBE purchased 81% of the ownership of SSBE from the Company for 500,000 shares of the common stock of the Company and cash of $10,000. Managment of SSBE also received an option for two years to purchase the remaining 19%. In May 1996, the Board of Directors of the Company approved the sale of 500,000 shares of restricted common stock for $.02 per share to raise working capital. In the second and third quarters, the wife of the Company's President, purchased 225,000 shares of common stock of the Company in two transactions for $4,500 to provide working capital for the Company. Also, the wife of the Company's President, purchased the stock of Regent Industries Inc. with an effective date of January 1, 1996. The stock had a book value of less than $100 and was sold for $300 for the purpose of raising working capital for the Company. In September 1996, the President and Vice President of the Company exchanged 520,844 registered shares of the Company to complete the grant of registered stock to NKN.

(5)  INCOME TAXES

There is no provision for federal income taxes for 1996 due to the utilization of net operating loss carryforwards. The Company has net operating loss carryforwards for tax purposes totaling approximately $2,257,000, which expire at various dates beginning in 1996.

The utilization of the net operating loss carryforwards to offset future taxable income could be significantly restricted under Section 382 of the Internal Revenue Code due to a change of 50 percent or more of ownership of the Company in the last three years.

(6) INVESTMENT PROPERTIES

The Company continues to own passive overriding royalty interests in proven, undeveloped oil and gas properties in Rusk County, Texas. The properties have no additional investment requirement or cost of operations upon development.

(7) OTHER ASSETS

                                       							    1996    	          1995
Goodwill and intangibles, less accumulated
amortization, for SSBE investment			            $ 13,496	          $ 99,677

Goodwill, less accumulated
amortization, for the Technology License		       364,000               --

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

On August 16, 1996, the Board of Directors of the Company voted to sell
81% of its holdings in SSB Environmental, Inc. ("SSBE") to management of SSBE due to projected losses of the company. While the SSBE investment generated over $400,000 of revenues in 1995, SSBE had a company loss of $4,000. The outlook for 1996 for SSBE was for additional losses which was primarily the result of SSBE's only contract being suspended indefinitely. Without the prospect for profit contributions, the Company's Board of Directors voted to sell its investment.

On September 15, 1996, the Company announced it had initiated highspeed Internet access for home and business using the National Knowledge Networks, Inc. ("NKN") digital network. The NKN digital network was designed by a team of telecommunications specialists with years of TCP/IP experience and hands-on knowledge of the field. The Company is offering Internet access under the commercial name of TEL1.net and the first phase of the TEL1 Internet access will include the Dallas-Fort Worth metroplex. Key features of the TEL1 Internet access include: (1) Speed: TEL1 is connected to the Gigaswitch at the major Internet peering points and is located in the same building where the major fiber bypass carrier houses its central switch;
(2) Reliability: TEL1 is more reliable due to its connection to a fault-tolerant ring with no single point of failure. TEL1 operates under uninterrupted power supplies to protect against power outages and TEL1 provides triple redundancy to the Internet; (3) Hardware: TEL1 utilizes top-of-the-line, ISDN ready digital modems, SUN servers and CISCO 7513 routers which have superior performance features; and (4) Clear Channel
Service: TEL1 with its direct connection to the Internet offers a clear channel network, meaning that the full bandwidth of its T-3 line is exclusively used by TEL1 customers while most other local providers use
T-1 lines to support their servers.

In addition, the Company is partnering with numerous telecommunication providers to offer the best options available to its subscribing customers for their telecommunication needs. The first of these products should be available no later than January 1, 1997.

Liquidity and Capital Resources

At September 30, 1996, the Company had a working capital deficit of $12,000. The Company has no amortization requirements under any term loan agreements. The Company is delinquent on certain trade payables due to a shortage of working capital. All trade creditors have agreed to delayed payments by the Company. The Company continues to raise monies as needed through sale proceeds from the Company's authorized, unissued and restricted stock.
During the first three quarters of 1996, the Company raised $9,500 by selling new restricted previously unissued.

Results of Operations

The Company's net loss for the third quarter was $13,000, or $.001 cents per common share, compared with a net loss of $5,000, or $.001 per common share in the third quarter of 1995. The Company's net loss for the nine months ended September 30, 1996 was $39,000 compared with a net loss of $17,000 for the same period in 1995. The difference was due to the Company's investment in SSBE in 1995.

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

Internet sales and service -- The Company's acquisition of the Technology License in September 1996, resulted in new customer subscriptions to the Internet in September 1996. The Company sold dialup subscriptions to the Internet in the 214 and 817 area codes for $19.95 per month.

Costs of Internet sales and services -- The Company paid $1,000 per month for each of the 214 and 817 points of presence for Internet access. Due to the small number of subscribers during September, the Company had a net operating loss of approximately $1,000 for the three months ended September 30, 1996.

Investment revenues and expenses -- The Company's investment in an environmen-tal company resulted in $227,000 of operating revenues and $216,000 of direct expenses from operations involving landfill reclamation. Due to the sale of 81% of this investment effective January 1, 1996, the Company had no investment income and expenses in 1996.

General and administrative expense -- For the three months ended September 30, 1996, general and administrative expenses decreased $14,000 from 1995 due primarily to the reduced expenses for the sale of the 81% investment in SSBE.

Depreciation and amortization -- For the three months ended September 30, 1996, amortization expense for goodwill and intangibles decreased $2,000 compared to the same period in 1995 due to the sale of the investment in SSBE.


Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

Investment income and expense -- For the nine months ended September 30, 1995, the Company had revenue from SSBE operations of $365,000 compared to none for 1996. The Company recorded $326,000 in investment operating expenses for the same period in 1995.

Gain on sale of assets -- The Company recorded a gain of $2,465 for the sale of its 81% investment in SSBE, effective January 1, 1996.

Miscellaneous and interest income -- The Company received income in 1995 from an investment by Regent Industries, Inc. in a joint venture with McCabe Technologies, Inc. to manufacture a laboratory distillation unit. The joint venture terminated by its own terms with no plans for future manufacturing activities. In addition, the Company recognized $481 as income for the refund of franchise taxes from the State of Utah.

General and administrative expense -- For the nine months ended September 30, 1996, general and administrative expense decreased $45,000 for the same period in 1995 due to the elimination of the 81% investment in SSBE.

Depreciation and amortization -- Amortization expense for goodwill and intangibles were reduced $8,000 due to the sale of the SSBE investment.

Interest expense -- Interest expense was eliminated in 1996 due to the sale of a Company owned vehicle in December, 1995 which was being purchased under a loan agreement with Texas Commerce Bank.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

      Exhibit 27

	(b)  Reports on Form 8-K

     	A report was filed on Form 8-K on August 16, 1996, announcing the approval by the Board of Directors of an agreement in principle
      under which the Company	would license the technologies necessary
      to offer dialup access to the Internet.		The Company also announced
      the decision to sale 81% of its investment in an environmental service company.



                                 SIGNATURES

	     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REGENT TECHNOLOGIES, INC.
                                (Registrant)


Date:  October 18, 1996

                    				By: David A. Nelson
				                    David A. Nelson
				                    Principal Executive and Financial Officer

                    				By: Gordon M. Boyd
				                    Gordon M. Boyd
				                    Vice President