Form 10KSB
period 1996-12-31
REGENT TECHNOLOGIES INC
filed 1997-04-11
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File Number 0-9519


                          REGENT TECHNOLOGIES, INC.
          (Exact name of Registrant as specified in its charter)

		            Colorado	                        					84-0807913
	      (State of Incorporation)			     (I. R. S. Employer Identification No.)

  350 N. St. Paul, Suite 2410, Dallas, Texas		            		    		75201
   (Address of Principal Executive Offices)				        		       (Zip Code)

      Registrant's telephone number, including area code:  888-999-6977

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

							                       Name of Each Exchange
  		Title of Each Class	                     			           On Which Registered
Common Stock, $.01 Par Value	       			                             None

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on April 12, 1997 was approximately $958,667.

Number of shares outstanding of the Registrant's Common Stock at April 12, 1997: 12,867,189 shares, par value $.01 per share.










                            REGENT TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB


Securities and Exchange Commission
Item Number and Description                                            			Page

                               PART I

Item 1.	Business...........................................................		2

Item 2.	Description of Properties.......................................... 	3

Item 3.	Legal Proceedings..................................................		3

Item 4. Submission of Matters to a Vote of Security Holders................  3

                               PART II

Item 5. Market for the Registrant's Common Equity and Related Matters......  4

Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................		4

Item 7. Financial Statements and Supplemental Data.........................	 6

Item 8. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosures..........................................		7

                               PART III

Item 9. Directors and Executive Officers of the Registrant.................  7

Item 10. Executive Compensation............................................  8

Item 11. Security Ownership of Certain Beneficial Owners and Management....  9

Item 12. Certain Relationships and Related Transactions.................... 10

                                PART IV

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K.. 10

SIGNATURES................................................................. 11

ACCOUNTANTS' REPORTS...................................................... F-1

                                 PART I

Item 1.  Description of Business

    The terms "Company" and "Regent" when used herein mean Regent Technologies, Inc. and its subsidiaries through which Regent conducts its business, unless the context indicates or implies otherwise. Regent was incorporated under the laws of the State of Colorado on January 18, 1980 as Regent Petroleum Corporation and adopted its present name in December, 1994.

    Regent is in the business of acquiring, developing and marketing new and emerging technologies. In 1993, management decided to invest the Company's resources in the development and marketing of new technologies related to environmental services and resource recovery. In October, 1994, the Company acquired SSB Environmental, Inc. ("SSBE") for the consideration of (1) the delivery and exchange of 441,579 shares of newly issued common stock of the Company to the stockholders of SSBE and (2) the implementationof an incentive stock option plan. SSBE provides a range of environmental services, with an emphasis on landfill reclamation. In 1995, SSBE accounted for over 90% of the Company's revenues. Due to a reduction of state monies available to muni-cipalities for landfill reclamation, the potential for new business and profi-tability diminished. Effective January 1, 1996, the Board of Directors of the Company voted to sell 81% of the ownership of SSBE to the management of SSBE for $10,000 cash and 500,000 shares of common stock of the Company. In August, 1996, management licensed the worldwide right of first refusal to utilize the technology, digital equipment and software necessary to offer Internet access for personal and business use (See "Internet Service Provider" and "The License Agreement" below).

INTERNET Service Provider

     On August 20, 1996, the Company completed the execution of Contract and License Agreements whereby the Company licensed the worldwide right of first refusal to utilize the technology, digital equipment and software of National Knowledge Networks, Inc. for Internet access through an exclusive sublicense agreement from NKN Technologies, Inc. Under the Contract, the Company granted to NKN Technologies, Inc. 2,500,000 shares of the common stock of the Company of which 600,000 shares were registered and 1,900,000 shares were restricted shares. To accomplish the grant of the registered stock, the Board approved the exchange of restricted shares of the Company for registered shares on the basis of three restricted shares for one registered share.

The License Agreement

     The License Agreement ("License") will give the Company access to digital telecommunications equipment which is superior in quality to that available from the traditional Internet Service Providers ("ISP") for the purpose of dialup services for Internet access. The worldwide right of first refusal is exclusive for any Point of Presence ("POP") for which the Company elects to exercise its right of first refusal, excluding POPs activated prior to the execution of the License. The Company provides ISP services under the name TEL1.net which has been registered with the Internic. The Company offers website development services to its customers, both for personal and commercial use. The License Agreement has a primary term of ten (10) years.

Principal Products and Services

     The Telecommuications Act of 1996 has initiated the deregulation of one the largest business segments in the world thereby creating new opportunities for competition in a multibillion dollar industry. The Registrant has deve-loped alliances with some of the largest carriers in the telecommunications

                                     2

business, such as Worldcom and AT&T, to resell their products and services with an emphasis on telephone service, pre-paid debit cards and local access. In addition, the Company is working with regional carriers to offer interstate and intrastate long distance as well as Internet access (See generally "Management's Discussion and Analysis" on page 4).

Principal Customers

     The customers of the Company are any users, both business and personal, of the Internet and telephone products and services. The Company is focusing its efforts on marketing dial-up and dedicated Internet access to customers in the Dallas-Ft. Worth metroplex with a view toward offering additional telecommuni-cations products to its subscriber base. In addition, the Company is planning to offer its shareholders savings on communications products and services.

Competition

     The Company's competition includes all major carriers as well as numerous regional and small service providers. The Company may be at a competitive disadvantage in offering Internet and telecommunications products and services since it must compete with companies which have greater financial resources and larger technical staffs. The Company plans to differentiate its products and services by competing with price and quality of service in niche markets.

Regulation

    	The Company's operations are affected in various degrees by political developments, federal and state laws and regulations. The telecommunications industry is regulated primarily by the Federal Communications Commission and the Federal Trade Commission. The F.C.C. is scheduled to issue rules in 1997 that will transform the heavily regulated telephone business into a free market.

Employees

    	At December 31, 1996, the Company conducted all of its business through consulting agreements. Effective April 1, 1997, the Company hired two full time employees as Chairman and President. In addition, the Company plans to hire one part time secretary and accountant plus continue to engage consultants as necessary.

Item 2.  Description of Property.

Offices

     Effective April 1, 1997, the Company utilizes office space at One Dallas Centre, 350 North St. Paul Street, Suite 2410, Dallas, Texas 75201, at a cost of $750.00 per month.

Item 3.  Legal Proceedings.

     The Company is not a party to any pending litigation and no litigation or legal proceeding has been threatened against the Company.

Item 4.  Submission of Matters To Vote of Security Holders.

     The Company did not submit any proposals to a vote for security holders in 1996.

                                        3

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

                                           								Bid Price
	          1994		                  				           High    Low
	      1st Quarter	                          					.02     .02
	      2nd Quarter	                          					.02     .02
	      3rd Quarter	                          					.02     .01
	      4th Quarter		                          				.07     .01

          	1995
	      1st Quarter		                          				.18     .10
	      2nd Quarter	                          					.10     .05
	      3rd Quarter	                          					.05     .02
	      4th Quarter	                          					.02     .01

          	1996
	      1st Quarter		                          				.01     .01
	      2nd Quarter	                          					.01     .01
	      3rd Quarter		                          				.08     .01
	      4th Quarter	                          					.08     .05

     Regent has not declared any cash dividends on the Regent Common Stock since formation and does not anticipate declaring any such dividend in the foreseeable future. The approximate number of record holders of Regent Common Stock at April 12, 1997, was 3,500.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

     Effective January 1, 1996, the Board of Directors of the Company voted to sell 81% of its holdings in SSB Environmental, Inc. ("SSBE") to management of SSBE due to projected losses of SSBE. While the SSBE investment generated over $400,000 of revenues in 1995, SSBE had a loss of $3,946. The outlook for 1996 for SSBE was for additional losses which was primarily the result of SSBE's only contract being suspended indefinitely. Without the prospect for profit contributions, the Company's Board of Directors voted to sell its investment.

     On September 15, 1996, the Company announced it had initiated highspeed Internet access for home and business using the National Knowledge Networks, Inc. ("NKN") digital network. The NKN digital network was designed by a team of telecommunications specialists with 20 years of experience and hands-on knowledge of the field. The Company is offering Internet access under the commercial name of TEL1.net and the first phase of the TEL1 Internet access will include the Dallas-Fort Worth metroplex. Key features of the TEL1 Internet access include: (1) Speed: TEL1 is connected to the Gigaswitch at the major Internet peering points and is located in the same building where its major fiber bypass carrier, MFS Worldcom, houses its central switch; (2) Re-

                                         4
liability: TEL1 is more reliable due to its connection to a fault-tolerant ring with no single point of failure. TEL1 operates under uninterrupted power supplies to protect against power outages and TEL1 provides triple redundancy to the Internet; (3) Hardware: TEL1 utilizes top-of-the-line, ISDN ready digital modems, SUN servers and CISCO 7513 routers which have superior perfor-mance features; and (4) Clear Channel Service: TEL1 with its direct connec-tion to the Internet offers a clear channel network, meaning that the full bandwidth of its T-3 line is exclusively used by TEL1 customers while most other local providers use T-1 lines to support their servers.

In addition, the Company is partnering with numerous telecommunication provi-ders to offer the best options available to its subscribing customers for their telecommunication needs. The Company's current product offerings include interstate and intrastate long distance service through Coastal Telephone Company and cellular service through an AT&T exclusive product.

Liquidity and Capital Resources

At December 31, 1996, the Company had a working capital deficit of $29,181. The Company has no amortization requirements under any term loan agreements. At yearend, the Company was delinquent on certain trade payables due to a shortage of working capital. All trade creditors have agreed to delayed payments by the Company and most were paid current through March 31, 1997.
The Company continues to raise monies as needed through sale proceeds from the Company's authorized, unissued and restricted stock. During fiscal 1996, the Company raised $9,500 by selling 325,000 shares of new restricted previously unissued common stock of which 225,000 shares were sold for $4,500 to a rela-ted party. On December 31, 1996, the President loaned the Company $2,000 for the payment of miscellaneous trade payables.

Results of Operations

The Company's net loss for fiscal 1996 was $90,000, or $.009 cents per common share, compared with a net loss of $74,174, or $.008 per common share for fiscal 1995. The difference was due primarily to the Company's write-off of its remaining oil and gas investment.

General Financial Analysis

1996 versus 1995

For the twelve months ending December 31, 1996, the Company experienced a significant decrease in sales, current assets and liabilities, all due to the sale of SSBE. Property and equipment decreased due to the write-off of the Company's remaining oil and gas assets which represented undrilled overriding royalty interests. The Company's increase in Other Assets of $270,000 was due to the acquisition of the Technology License (see The License Agreement above) which was booked at $364,000 at September 30, 1996. The License is being amortized over ten (10) years and experienced amortized cost of $9,104 for the the three months ending December 31, 1996. The Company experienced a gain of $2,465 on the sale of 81% of the ownership of SSBE. The remaining 19% has a book value of $13,496 and is included in Other Assets. During the fourth quarter, the Company initiated test-marketing dial-up services in the Dallas-Ft. Worth area. The Company realized approximately $1,000 in sales for the three months endind December 31, 1996. In addition, for the same period, the Company earned nominal receipts for commissions for reselling long distance services.

1995 versus 1994

For the twelve months ending December 31, 1995, the Company had a 353% increase in sales from $98,312 to $446,310. This increase in sales was due primarily to the acquisition of SSBE and the Town of Hague contract. For fiscal 1995, the Company had a net loss of $74,174 compared to a net loss of

                                       5
$58,202 for fiscal 1994. The 1995 loss was due primarily to increased general and administrative expenses related to the SSBE acquisition and higher than expected costs for the Hague contract. The Hague contract expenses included the cost of rental equipment. The decrease of oil and gas sales for the same period was due to the sale of certain oil and gas properties in May, 1995. Depreciation, deletion and amortization increased in 1995 and included a $9,400 write down of oil and gas properties due to the full cost ceiling value being in excess of the capitalized costs. The interest income of $362 was from the payments for the water distillation unit which the Company leased to a Houston laboratory. The lease agreement provided for ownership by the laboratory at the end of 36 monthly lease payments of $400. The final payment was received in June, 1996 and the Company has no plans for manufacturing the distillation unit in the future. The gain of $4,273 was from the sale of a Company vehicle. The miscellaneous income of approximately $14,000 was from certain feasibility studies performed by SSBE.

1994 versus 1993

For the twelve months ending December 31, 1994, the Company had an increase in sales of $27,255 for the same period in 1993 due primarily to the acquisi-tion SSBE. The decrease in oil and gas sales and related expenses for the period is attributable to the sale of certain oil and gas properties in 1993. The miscellaneous income was $946 in 1994 and $14,536 in 1993 for a refund of Utah State income taxes and $2,775 in 1993 from the manufacturing of a water distillation unit which the Company leased to a Houston laboratory. The lease lease payments of $400 without any additional payment. The Company has no plans for the manufacturing of the distillation unit in the future. For the period, general and administrative expenses decreased as compared to 1993 due primarily to the capitalization of expenses related to the acquisition of SSBE. The payment of $2,000 per month to the President as salary was initiated in October, 1993 and continued through 1994. Interest expense decreased for 1994 due to less debt outstanding.

Item 7.  Financial Statements and Supplemental Data

Consolidated Financial Statements (included herein at Pages F-1 through F-16):

    		Reports of Independent Certified Public Accountants	        	F-1

    		Balance Sheets - December 31, 1996 and 1995               			F-3

    		Statements of Operations for the years ended December 31,
		    1996, 1995 and 1994				                                    		F-4

    		Statements of Stockholders' Equity for the years ended
		    December 31, 1996, 1995 and 1994                          			F-5

    		Statements of Cash Flows for the years ended
		    December 31, 1996, 1995 and 1994                         				F-6

    		Notes to Financial Statements                            				F-7





                                      6
                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 AND 1994
                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Regent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Regent Techno-logies, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenta-tion. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

SALMON, BEACH & COMPANY, P.C.

Dallas, Texas
April 12, 1997





















                                   F-1
               REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996, 1995 AND 1994
                      INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Regent Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Regent Techno-logies, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial state-ments based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mater-ial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estima-tes made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Regent Technologies and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.

Dallas, Texas
April 5, 1995




























                                   F-2



              		REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
		                      CONSOLIDATED BALANCE SHEETS
			                              DECEMBER 31,
		             (Amounts in thousands, except per share data)



ASSETS		                                             				1996        	1995
CURRENT ASSETS
	Cash				                                               $  1         $  9
	Costs and estimated earnings in excess of billings					  --          	16
	Accounts receivable				                                  	1          	40
	Deposit					                                             --          	25
	Other					                                               --          	12
						                                                 ______	      ______
Total current assets					                                 	2         	102

PROPERTY AND EQUIPMENT - AT COST
	Net investment properties,	using the
  full cost method of accounting			                       --	          29
	Furniture and fixtures			                               		4           	4
						                                                 ______	      ______
				                                                     		4          	33
Less accumulated depreciation, depletion and amortization 	3           	2
						                                                 ______	      ______
					                                                     	1          	31

OTHER ASSETS                                       						369          	99
						                                                 ______   	   ______
					                                                 	$ 372	       $ 232
						                                                 ______	      ______
LIABILITIES
CURRENT LIABILITIES

	Accounts payable and accrued liabilities          				$  16       	$  72
	Accrued compensation				                                	14		         --
	Notes payable to affilitiates				                        	2          	10
						                                                 ______	      ______
Total current liabilities	                           					32          	82

NOTES PAYABLE TO AFFILIATE, less current portion				      --          	44

COMMITMENTS						                                         --	          --

STOCKHOLDERS' EQUITY
	Common stock, $.01 par value; authorized 100,000,000
   shares, issued and outstanding 12,467,189 and
   8,974,201 shares for 1996 and 1995, respectively	   		125           	90
	Additional paid-in capital				                       	2,517         2,228
	Accumulated deficit				                             	(2,302)       (2,212)
						                                                ______	       ______
Total Stockholders' Equity                         						340         	 106
						                                                ______	       ______
					                                                 $  372       	$  232
						                                                ______	       ______



						   The accompanying notes are an integral part of these statements.
				                                  F-3

                		REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
		                   CONSOLIDATED STATEMENTS OF OPERATIONS
		                     FOR THE YEARS ENDED DECEMBER 31,
		               (Amounts in thousands, except per share data)

					                                           	     1996    	1995    	1994
REVENUES
	Internet sales and service			                        $ 1	     $ --	    $ --
	Investment income					                                --      	427	      95
	Gain on sale of assets			                            		3   	     4       --
	Interest income and other					                        --       	15       	3
						                                              ______	   ______	  ______
					                                                  	4      	446      	98

COSTS AND OTHER DEDUCTIONS
	Costs of Internet sales and services					             --        --       --
	Costs of investment income					                       --      	338      	70
	General and administrative					                       55      	149	      71
	Depreciation, amortization and impairment					        39       	28      	11
	Interest expense					                                 --        	5       	4
						                                              ______	   ______	  ______
						                                                 94	      520	     156
						                                              ______	   ______	  ______
NET LOSS	                                           	($90)	    ($74)   	($58)
						                                              ______	   ______	  ______
LOSS PER COMMON SHARE		            		           		($0.009) 	($0.008)	($0.007)
						                                             ______	   ______	   ______
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING						9,596,689	8,878,369	8,507,301
                                          						   ______	   ______	   ______











        The accompanying notes are an integral part of these statements.
							                              F-4

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
	                (Amounts in thousands, except per share data)

	                                    			  Add'l	 		         Treasury
           		             Common Stock   Paid-In  Accum.     Stock
	                        	Shares	Amount	 Capital	Deficit	Shares	Amount	Equity
                          ------	------		-------	-------	------	------	------

BAL.,JANUARY 1, 1994   		8,390,000	 $84	 $2,205 ($2,080) 	 ---	   ---	   $209

Issuance of common stock		 469,203	   5	     19	    ---	   ---	   ---     	24

Net loss                  		 ---    ---	   ---	    (58) 		 ---    ---    	(58)
		                         ______ ______ ______ ______ 	______ ______ _______

BAL.,DECEMBER 31, 1994  	8,859,203	  89	  2,224 (2,138)	   ---	   ---    	175

Issuance of common stock		 114,998	   1	      4	    ---	   ---  	 ---      	5

Net loss                 		 ---   	 ---   ---     	(74)	   ---    ---   		(74)
		                         ______ ______ ______ ______	 ______ ______ _______

BAL.,DECEMBER 31, 1995   8,974,201	  90	 $2,228	(2,212)	   ---	   ---    	106

Acquisition of stock in
connection with SSBE
transaction	              	 ---	    ---	  ---	     --- 	500,000	 50,000	  ---

Exchange of registered
stock for restricted
stock		                     ---	    --- 	 ---	     --- 	570,844	   ---  	 ---

Issuance of stock		     3,492,988	   35	    289	   ---(1,070,844)(50,000)	324

Net loss                		  ---	    ---	  ---	     (90)	   ---   	 ---   	(90)
		                         ______ ______ ______ ______  ______ ______ _______
BAL., DECEMBER 31, 1996
	                     	12,467,189 	$125	 $2,517	($2,302)   	0     	$0	    $340


In November, 1995, the Company offered 500,000 shares of its common stock as
restricted	stock for $.05 per share through a private placement memorandum or other private transactions.  In March, 1996, the Company offered 500,000 shares
of its common stock as restricted stock	for $.02 per share to raise working
capital.

At December 31, 1996, the Company had sold 451,300 shares of its common stock as restricted stock for an average price of $.033 per share to raise working
capital in 1995	and 1996 under the aforementioned resolutions

At September 30, 1996, the Company issued 3,141,688 previously unissued shares of its common stock as restricted stock as partial consideration for the Technology License.





        The accompanying notes are an integral part of these statements.
                                 				F-5


	                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
	                     CONSOLIDATED STATEMENTS OF CASH FLOWS
	                        FOR THE YEARS ENDED DECEMBER 31,
	                 (Amounts in thousands, except per share data)

						                                           1996       	1995      	1994
CASH FLOW FROM OPERATING ACTIVITIES:

	Net loss		                                      ($90)      	($74)     	($58)
Adjustments To Reconcile Net Earnings Loss
  to Net Cash Provided (Used) by Operating Activities:
	Gain on sale of assets			                      	 	(3)        	(4)	       --
	Depreciation, depletion, amortization and
  impairment	                                 		 		39         	28	        11
	(Increase) Decrease in
	  Accounts receivable				                        	(1)        	30       	(67)
	  State tax refunds receivable					               --          	2        	12
	  Other current assets			                       	 	2         	(3)       	(6)
	  Costs and estimated earnings in excess
     of billings		                   			           --	        (15)	       --
	Increase (Decrease) in
	  Accounts payable and accrued liabilities	  		 		12         	(6)       	76
	  Accrued compensation				                       	14	         --         	1
						                                          ______	     ______	    ______

Net Cash Used In Operating Activities		       				(27)	       (42)	      (31)
						                                          ______	     ______	    ______

CASH FLOW FROM INVESTING ACTIVITIES:

	Proceeds from sale of oil and gas properties	     --         	37	        --
	Net collections on notes receivable			           		2         	14        	31
	Proceeds (Costs) of investment in subsidiary			  		6	         --	       (50)
	(Increase) Decrease of property and equipment		   --         	17        	(1)
	(Increase) Decrease in other assets					          --        	(25)        	7
						                                           ______	    ______	    ______

Net Cash Provided (Used) From Investing Activities  8         	43       	(13)
						                                           ______	    ______	    ______

CASH FLOW FROM FINANCING ACTIVITIES:

	Net repayment of borrowings		        			          --        	(20)       	(3)
	Issuance of common stock			                      		9          	5        	10
	Net proceeds from (repayment of) note
  to stockholder			                               		2	         (2)	      (10)
						                                           ______	    ______	    ______

Net Cash Provided (Used) From Financing Activities 11	        (17)       	(3)
						                                           ______	    ______ 	   ______

Decrease In Cash				                             		(8)	       (16)      	(47)
						                                           ______	    ______	    ______

Cash at Beginning of Period	                   					9         	25        	72
						                                           ______	    ______	    ______

Cash at End of Period	                      					$  1      	$   9	     $  25
						                                           ______	    ______	    ______

SUPPLEMENTAL DISCLOSURES

	Cash paid during the period for interest          --	          2	         4
						                                           ______	    ______	    ______


	       The accompanying notes are an integral part of these statements.
				                                 F-6

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regent Technologies, Inc. (the "Company"), formerly Regent Petroleum Corpora-tion, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organization, issuance of equity capital and acquisition of developed and undeveloped oil and gas properties which included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core business to enviro-mental technologies and Regent Industries joint-ventured water filtration sys-tems. In 1994, the Company acquired SSB Environmental, Inc. ("SSBE"), which was organized for the purpose of providing environmental services and was accounted for under the purchase mehtod of accounting. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSBE, and the remaining 19% is accounted for on the cost method of accounting. In September, 1996, the Company licensed proprietary technology for the purpose of offering Internet access and related products and services. During the fourth quarter of 1996, the Company organized TEL1 Communications, Inc. as a wholly owned subsidiary to market its Internet and telecommunications products and services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Regent Industries and SSBE were consolidated in the financial statements of the Company in the fiscal years ended 1994 and 1995 and TEL1 Communications, Inc., incorporated in Nevada in December, 1996., and registered in Texas as Turbonet, Inc., was consolidated for the fiscal year ended 1996.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from these estimates.

Revenue and Cost Recognition on Contracts

The Company recognizes revenues from fixed-price contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract per-formance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general, and administration costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job per-formance, job conditions, contract penalty provisions, claims, change orders, and settlements, are acocunted for as changes in estimates in the current period.

The asset, "Costs and estimated earnings in excess of billings", represents revenues recognized in excess of amounts billed. The liability, "Billing in excess of costs and estimated earnings", represents billings in excess of revenues recognized.

                                     F-7
                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 AND 1994

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Depreciation, Amortization and Impariment

Depreciation of furniture and fixtures is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes. Amortization of the Technology License is provided in amounts which reflect the anticipated minimum number of years of the License Agreement (10 years). Amortization of Goodwill and Intangibles is provided in amounts to reflect the life of the asset purchased (40 years and 15 years respectively).

Stock Options and Awards

In 1994, as part of the acquisition of SSBE, the Company adopted a nonquali-fied stock option plan which was terminated with the sale of 81% of the SSBE stock. The Plan terminated without the grant of any stock thereunder.

In 1995, the Directors approved a resolution granting each Director stock options of 100,000 shares with an exercise price of $.075 for a term of ten years or ninety days after termination or resignation, whichever comes first.

Income Taxes

The Company utilizes the method of accounting for income taxes set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabi-lities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and amortization. The Company has not recognized the benefit of any net operating loss carryforwards as the result of adopting SFAS 109, and no deferred tax assets have been recorded in the books of the Company due to uncertainty as to the Company's ability to utilize the loss carryforwards.

Consolidated Statements of Cash Flows

The Company does not consider any of its assets to meet the definition of a cash equivalent.

(2)  SALE OF ASSETS

Effective January 1, 1996, the Company sold 81% of its ownership in SSBE to management of SSBE for the consideration of cash of $10,000 and 500,000 shares of common stock of the Company, of which 29,156 shares were registered shares of common stock of the Company. The sale resulted in a gain of $2,765. The remaining 19% investment ownership has a book value of $13,496, which can by purchased by the buyers under a two year option for the consideration of the greater of the Company's book value or the market value at the date of the exercise of the option.

                                     F-8
                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 AND 1994

The following summarized information presents the results of operations of
SSBE for the years ended December 31, 1995 and December 31, 1994.  The contract with the Town of Hague, New York, accounted for $421,794 of the $435,577 total revenues in 1995 and $79,684 in 1994.  This contract was suspended indefinitely in 1996.
  							                                       1995  	             1994
Revenues                                    $ 435,577            $ 79,684
Net loss                                      ($3,946)            ($7,682)
Net loss per common share                    ($0.0004)           ($0.0009)
Weighted average common shaes               8,878,369           8,507,301

(3)  PURCHASE OF TECHNOLOGY LICENSE

Effective August 16, 1996, the Board of Directors of the Company approved the acquisition of the license (the "Technology License") of the hardware and the software necessary for the Company to offer dialup access to the Internet.
The license was obtained from NKN Technologies, Inc. ("NKN") for the conside-ration of the grant of 2,500,000 shares of common stock of the Company, consis-ting of 600,000 registered shares and 1,900,000 restricted shares. To have a sufficient number of registered shares, the Board of Directors approved the exchange of three (3) shares of restricted stock for one (1) share of registered stock resulting in the exchange of 1,712,532 shares of restricted stock for 570,844 registered shares. The Company issued 3,141,688 shares of newly issued restricted common stock plus the 500,000 shares received from SSBE to satisfy the consideration for the license, all valued at $.10 per share.

(4)  NOTES RECEIVABLE
	                                                     1996         1995
Financing note receivable, bearing interest at 7%,
payable in monthly installments of $400, including
interest, through May 1996, collateralized by a
water distillation unit with an original
cost of $10,180                                    $   ---	    $   2,471


(5)  OTHER ASSETS
                                     	                1996     	   1995

Goodwill, less accumulated amortization of $ 2,391	    ---	       74,107
in 1995.

Investment, minority ownership SSBE	                 13,496 		     ---

Intangibles, less accumulated amortization
of $10,927 in 1995.                                    ---        25,570

Technology License, less accumulated amortization
of $9,104 in 1996.                     	            355,064        ---
                                                    -------      -------
                                        	      $    368,560 	 $   99,677




                                       F-9
                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996, 1995 AND 1994

(6)  TRANSACTIONS WITH RELATED PARTIES

From October 1992, through March 1997, the Company rented administrative office space from the President for $750.00 per month.

In 1994, SSBE issued two notes payable to Schillinger, Salerni and Boyd, Inc., owned by certain stockholders of the Company. In 1995, the Company paid $109,039 to Schillinger, Salerni and Boyd, Inc. for services rendered.

In November 1995, the wife of the Company's President, purchased 100,000 restricted shares of the Company's common stock for $.05 per share.

Effective January 1, 1996, management of SSBE purchased 81% of the ownership of SSBE from the Company for 500,000 shares of the common stock of the Company and cash of $10,000. Management also received an option for two years to purchase the remaining 19%.

In May 1996, the Board of Directors of the Company approved the sale of 500,000 shares of restricted common stock for $.02 per share to raise working capital. In the second and third quarters, the wife of the Company's Presi-dent, purchased 225,000 shares of common stock of the Company in two transac-tions for a total of $4,500 to provide working capital.

In June 1996, the wife of the Company's President, purchased the stock of Regent Industries, Inc. with an effective date of January 1, 1996. The stock had a book value of less than $100 and was sold for $300 for the purpose of raising working capital for the Company.

In September 1996, certain officers and directors of the Company exchanged 520,844 registered shares of common stock of the Company for 1,562,532 shares of restricted stock of the Company to complete the grant of registered stock to NKN.

On December 31, 1996, and January 27, 1997, the President issued notes to the Company in the amounts of $2,000 and $1,500 to assist in the payment of cer-tain trade payables. The notes are due upon demand and bear interest at eight percent (8%) per annum.

On February 27, 1997 and March 19,1997, the wife of the Company's President purchased on each date 100,000 of restricted common stock of the Company for $.05 per share.

On April 1, 1997, Mr. Roy Mers, a director since March, 1997, purchased 200,000 shares of restricted common stock of the Company for $.05 per share.

(7)  COMMITMENTS

In April, 1997, the Company moved its corporate offices to 350 N. St. Paul, Suite 2410, Dallas, Texas, under a month-to-month lease which provides for rental payments of $750 per month. Rent expense was approximately $9,600 in 1996 and 1995 and $12,000 in 1994.







                                      F-10
                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 AND 1994

(8)  INCOME TAXES

There is no provision for federal income taxes due to the net operating losses. The Company has net operating loss carryforwards for tax purposes totaling approximately $2,257,000, which expire at various dates beginning in 1996 and expiring in 2010. The utilization of the net operating loss carryforwards to offset future taxable income could be significantly restricted under Section 382 of the Internal Revenue Code due to a change of 50 percent or more of ownership of the Company in the last three years.

(9) STATEMENTS OF CASH FLOWS

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities, as follows:

                                                    Year ended December 31,
    							                                       1996  	    1995  	    1994
                                                 ------     ------     ------

Issuance of common stock for directors' fees		$   ---	 	$    750	 	$     ---

Issuance of common stock with sale of note		      ---        100         ---

Issuance of common stock upon acquisition
  of SSBE on December 19, 1994		           	      ---	       ---	   	 22,079

Issuance of  27,599 shares common stock
  upon settlement of consulting agreement
  with investment banker on October 31, 1994		    ---		      ---	  	   1,380

Issuance of note for costs of intangibles		       ---		      ---   		 44,111

Sale of 81% of SSBE's net assets
  for 500,000 shares of common stock      			  47,535	       ---		       ---

Issuance of 3,141,688 shares of common stock
  and 500,000 shares of Treasury stock for
  the acquisition of the Technology License		 364,000	       ---		       ---

Issuance of 26,300 shares of common stock
  for trade payable		                   			       526	       ---		       ---

(10)  CONCENTRATION OF CREDIT RISK

The Company receives its revenues from various individual and business accounts for Internet access and from reseller contracts for telecommunications products and services.

(11)  EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of shares outstanding during each year.



                                       F-11
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

(a) The client-auditor relationship between the registrant and its principal accountant for the periods ending 1994, Farmer, Fuqua, Hunt & Munselle, P.C., ceased effective December 31, 1995. The decision to change accountants was recommended by the audit committee due to the change of employment of the primary auditor performing the audit of the registrant's financial statements.

The former accountant`s reports on the financial statements of the registrant for the year ended 1994 did not contain an adverse opinion or a disclaimer of opinion or was qualified in any way. There were no disagreements with the former accountant at any time.

(b) A new independent principal accountant was engaged by the registrant for 1995. The name of the registrant's new principal accountant is Salmon, Beach & Company, P. C., 12720 Hillcrest Road, Suite 900, Dallas, Texas 75230. Mr. William H. Sims, a CPA with the registrant's principal accountant, was the registrant's primary auditor with the firm of Farmer, Fuqua, Hunt & Munselle.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, together with certain information about them, are as follows:
      	Name		           	Age         		Director Since    		Position
       -------------------------------------------------------------------
	    Roy W. Mers       		50	           March, 1997		    Director, Chairman
									                                               and CEO
	    David A. Nelson    	49	          	October, 1992  		Director, President,
									                                               COO and Secretary
	    Gordon M. Boyd     	51	          	December, 1994	  Director
	    William D. Bingham 	42		          December, 1994	  Director

Mr. Mers has served as a director since March, 1997, and Chairman of the Com-pany since April, 1997. From May, 1996 to March, 1997, Mr. Mers was the Chief Financial Officer and Board member of National Knowledge Networks, Inc. NKN is a member of the Verio network and is the leading wholesale Internet provider in the Dallas-Ft. Worth metroplex. As the recent past President of Electronic Transmission Corporation, Mr. Mers participated in and directed the initial growth of the company which successfully developed network integration of managed care financial data. Mr. Mers was the founding stockholder of Hunting-ton Systems which was instrumental in the integration of the Canon Color Laser technology as a computer output device. Mr. Mers served as a consultant to JC Penney Company and Sony Corporation to develop a viable digital photography. Mr. Mers holds a BS degree from Southern Methodist University and has completed graduate studies in economics and finance.

Mr. Nelson has served as President of the Company since October, 1992. From November, 1988 to September, 1992, Mr. Nelson was President, Chief Executive Officer and Chairman of Intramerican Corporation, formerly Intramerican Oil and Minerals, Inc., a public oil and gas corporation. Mr. Nelson managed the rebuilding of Intramerican through the addition of business segments related to gas gathering and property management and moved the company from a nega-tive earnings position in 1988 to consecutive profitable years in 1989, 1990 and 1991. Mr. Nelson grauduated from Baylor University with BA and JD degrees

                                             7
and Texas A&M with a Masters in Computing Sciences. He is a licensed attorney in the State of Texas. He was employed from 1971 to 1983 at Republic National Bank and last served as a Vice President in the commercial lending department.

Mr. Boyd is President of SSB Environmental, Inc. and was the founder of Schillinger, Salerni and Boyd, Inc. which specializes in environmental consult-ing services to the solid waste management and recycling industries. From 1979 to 1983, Mr. Boyd served as an environmental policy aide to the State Assembly of New York. In 1983, he was appointed executive director of the New York State Legislative Commission on Solid Waste Management. In 1989, he was appointed by the Governor of New York to the State Solid Waste Management Board. Mr. Boyd is a graduate of Hamilton College with a BA degree.

Mr. Bingham is President of Forecast Futures Group, Inc., a network computer technology company serving the financial markets. Mr. Bingham is also a prin-cipal in Internetexplorer, a venture specializing in website development for businesses. From 1986 to 1994, Mr. Bingham was a Vice President of Browning
Ferris Industries where he helped launch BFI's medical waste business.   As
a Vice President, Mr. Bingham initiated BFI's entry into the organic waste business and as a Divisional Vice President, he had responsibility for all operations in New York and Connecticut. His education includes studies at Stanford and UCLA.

Item 10.  Executive Compensation

Compensation which the Company paid for services in all capacities for the year ended December 31, 1996, to the executive officers of the Company is set forth as follows:

                                       							Long Term Compensation
		                 		Annual Compensation	       Awards     Payouts
  Awards     Payouts
(a)             		(b)	  (c)	  (d) 	(e)    	  (f)	     (g)      	(h)    	(i)
Name					                         	Other
and						                          Annual 	  Restricted
Principal						                    Compen-	  Stock	  Options/	  LTIP	  Other
Position			      Year	Salary	Bonus	sation(1) Awards	  SARs(#)	Payouts Comp.(3)
-----------------------------------------------------------------------------
David A. Nelson,
President (2)    1996	$24,000   -- 	$6,000
			              1995	$24,000   --  $1,600
			              1994	$24,000   --  $1,600
(1)  Other Annual Compensation is an automobile allowance.
(2)  The Company rented administrative office space from the President for
     $750.00 per month.  This rental was terminated March 31, 1997.
(3)  The Company paid, or otherwise incurred, a consulting fee of $24,000 to the President in 1996, 1995 and 1994.
(4)  The Company also paid the following consulting fees in 1995:  Salerni,
     Schillinger & Boyd, Inc., $109,038 and $360 to the Law firm of
     Lawrence R. Schillinger.

Other Benefits.

The Directors of the Company receive $250 each for meetings attended and each director has agreed to convert the Director's fee to newly issued restricted common stock at a price of $.15 per share to conserve cash. Also, the Direc-tors voted to grant each Director stock options of 100,000 shares with an exercise price of $.075 for a term of ten years or ninety days after termina-tion or resignation as a Director, whichever comes first.

Effective April 1, 1997, the Company approved employment contracts for the Chairman and the President. The contracts call for a base salary of $10,000 and $9,000 respectively, with half being paid in Company stock at $.10, at the Company's election, per share for six months and the cash portion of the salary being deferred until the Company receives capitalization of $200,000. The Chairman has agreed to capitalize the Company with $100,000 through the purchase of 2,000,000 shares of restricted common stock for $.05 per share. As of April 12, 1997, the Chairman had acquired 200,000 shares for $10,000.

                                       8
Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the Company's Common Stock $.01 par value per share as of December 31, 1996, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock and (ii) information as to the shares beneficially owned by all directors and officers of the Company as a group.

Principal Shareholders

The following table sets forth certain information respecting the holdings of each shareholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of more than 5% of the Common Stock of the Company. Each of the persons or enti-ties named below as beneficially owning the shares set forth opposite his name has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. The amounts include spousal ownership and the grant of director options.

Name and address of 			        Amount and Nature of	         Beneficial
Beneficial Owner		       	     Beneficial Ownership 	        Ownership

Roy W. Mers (1)			                	1,283,333 Shares           		 9.67%
3537 Normandy Avenue, Unit C
Dallas, Texas 75205

David A. Nelson                				3,478,760 Shares	           	26.22%
3424 Princeton Avenue
Dallas, Texas 75205

NKN Technologies, Inc. (1)      			1,666,667 Shares           		12.56%
400 N. St. Paul, Suite 500
Dallas, Texas 75201

Jesse G. Edwards		              		1,712,073 Shares	            	12.90%
1890 Valley View Lane
Tyler, Texas 75703

(1) Includes 833,333 shares of indirect ownership through Mr. Mers' one third ownership of NKN Technologies, Inc.

Security Ownership of Management

The following table sets forth certain information with respect to the Common Stock of the Company beneficially owned by the directors and the directors and officers as a group and includes director options. The person named below as beneficially owning the shares set forth opposite his name has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and address of        			    Amount and Nature of  	         Beneficial
Beneficial Owner		           	    Beneficial Ownership (1)	        Ownership
------------------                --------------------
Roy W. Mers, Chairman	                1,283,333 Shares	           	 9.67%
David A. Nelson, President and Sec.  	3,478,760 Shares	            26.22%
Gordon M. Boyd, Director			             366,532 Shares		            2.76%
William D. Bingham				                  100,000 Shares		             .75%
Officers and Directors as a Group	   	5,228,625 Shares	           	39.41%

                                      9
Item 12.  Certain Relationships and Related Transactions

From October 1992, through March 1997, the Company rented administrative office space from the President for $750.00 per month.

In 1994, SSBE issued various notes payable to Schillinger, Salerni and Boyd, Inc., owned by certain stockholders of the Company. In 1995, the Company paid $109,039 to Schillinger, Salerni and Boyd, Inc. for services rendered.

In November 1995, the wife of the Company's President, purchased 100,000 restricted shares of the Company's common stock for $.05 per share.

Effective January 1, 1996, management of SSBE purchased 81% of the ownership of SSBE from the Company for 500,000 shares of the common stock of the Company and cash of $10,000. Management also received an option for two years to purchase the remaining 19%.

In May 1996, the Board of Directors of the Company approved the sale of 500,000 shares of restricted common stock for $.02 per share to raise working capital. In the second and third quarters, the wife of the Company's Presi-dent, purchased 225,000 shares of common stock of the Company in two transac-tions for a total of $4,500 to provide working capital.

In June 1996, the wife of the Company's President, purchased the stock of Regent Industries, Inc. with an effective date of January 1, 1996. The stock had a book value of less than $100 and was sold for $300 for the purpose of raising working capital for the Company.

In September 1996, certain officers and directors of the Company exchanged 520,844 registered shares of common stock of the Company for 1,562,532 shares of restricted stock of the Company to complete the grant of registered stock to NKN.

On December 31, 1996, and January 27, 1997, the President issued notes to the Company in the amounts of $2,000 and $1,500 to assist in the payment of certain trade payables. The notes are due upon demand and bear interest at eight percent (8%) per annum.

On February 27, 1997 and March 19,1997, the wife of the Company's President purchased on each date 100,000 of restricted common stock of the Company for $.05 per share. On April 1, 1997, Mr. Roy Mers purchased 200,000 shares of restricted common stock of the Company for $.05 per share.

                                     PART IV

Item 13.  Exhibits, Financial Schedules and Reports on Form 8-K.

   (a)  Listing of Documents

	(1)	Financial Statements.  The Company's Consolidated Financial Statements
included in Item 7 hereof, as required at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, 1994, consist of the following:

     		Consolidated Balance Sheets
		     Consolidated Statements of Operations
	     	Consolidated Statements for Stockholders' Equity
	     	Consolidated Statements of Cash Flows
		     Notes to Consolidated Financial Statements

                                      10
	(2)	Exhibits.

		2.1	Agreement  and Plan of Reorganization relating to the Acquisition of SSB Environmental,  Inc. as a subsidiary of Regent Petroleum
      Corporation.  (1)

		3.1	Restated Articles of Incorporation of Regent Technologies, Inc.  (2)

		3.2	Bylaws of Regent Technologies, Inc. as amended.  (2)

		22.  	List of Subsidiaries

(1) Incorporated by reference to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held December 19, 1994, dated November 28, 1994.

(2) Incorporated by reference to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987.

(b)  Reports on Form 8-K.

The Company filed an 8-K on November 21, 1996 announcing a Private Placement Offering to sell common stock and warrants to raise $400,000. This offering expired without subscriptions.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REGENT TECHNOLOGIES, INC.

                     				By:  David A. Nelson
				                          ---------------
                              David A. Nelson
				                          President

Dated:  April 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         	Name		                     		Title                  				Date

   	/s/David A. Nelson	       	Director and President,	    	April 12, 1997
	      David A. Nelson       		the Principal Executive
					  Officer and Principal
  					Accounting Officer

   	/s/Gordon M. Boyd	        	Director                  			April 12, 1997
      	Gordon M. Boyd




                                       11
                                   Exhibit 22


                           Regent Technologies, Inc.
                             List of Subsidiaries

                    			1.	TEL1 Communications, Inc.
			                      	350 N. St. Paul Street, Suite 2410
			                      	Dallas, Texas 75201