Form 10QSB
period 1997-03-31
REGENT TECHNOLOGIES INC
filed 1997-05-20
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

                                      or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period from _______ to _______.


                         Commission File Number 0-9519

                           REGENT TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

          		   Colorado	                         						84-0807913
      (State of Incorporation)					    (I. R. S. Employer Identification No.)

     	    350 N. St. Paul Street, Suite 2410                75201
       (Address of Principal Executive Offices)			        (Zip Code)

        Registrant's telephone number, including area code:  214-880-0702


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


Number of shares of Common Stock, $.01 par value, outstanding as of May 20, 1997: 12,867,189


                 PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED EARNINGS
(Unaudited)                                  REGENT TECHNOLOGIES, INC.
(Amounts in thousands, except per share data)
                                             For the Three Months
                                               Ended  March 31,
                                              __________________
                                                1996      1995
                                               ______    ______
REVENUES

Internet sales and service                     $    2    $   --
Miscellaneous income                               --         2
                                               ______    ______
                                                    2         2

COSTS AND OTHER DEDUCTIONS

Costs of Internet sales                             0         0
General and administrative                         13        23
Depreciation, depletion and
 amortization                                       9         2
                                                ______    ______
                                                   22        25

NET EARNINGS (LOSS)                               (20)      (23)

EXTRADORDINARY ITEM - FORGIVENESS OF DEBT          --        46

Net Earnings (Loss)
 Applicable to Common Stock                       (20)       23

Gain (Loss) per share                          $(.002)     .003

Weighted Average Common
 Shares Outstanding                            12,567     8,877

     The accompanying notes are an integral part of these statements.

BALANCE SHEET
(Unaudited)                            REGENT TECHNOLOGIES, INC.
(Amounts in thousands)
                               March 31, 1997    December 31, 1996
                               ______________      ______________

ASSETS
CURRENT ASSETS
  Cash                                $    2             $    1
  Accounts receivable                      1                  1
                                      ______             ______
Total Current Assets                       3                  2

PROPERTY AND EQUIPMENT - AT COST
 Furniture and fixtures                    4                  4
                                      ______             ______
                                           4                  4
 Less accumulated depreciation             3                  3
                                      ______             ______
                                           1                  1
Other Assets, Net                        360                369
                                      ______             ______
                                         364                372

LIABILITIES
Current Liabilities
  Accounts payable and
   accrued liabilities                $   11             $   16
  Accrued Compensation                    20                 14
  Notes payable to affiliates              4                  2
                                      ______             ______
Total Current Liabilities                 35                 32

LONG TERM DEBT                            --                 --

COMMITMENTS                               --                 --

STOCKHOLDERS' EQUITY
  Common stock par value $0.01 per share;
   Authorized 100,000,000 shares
   Issued and outstanding -
   12,667,189 and 12,467,189 shares      125                125
  Additional paid-in capital           2,525              2,517
  Accumulated deficit                 (2,322)            (2,302)
                                      _______            _______
Total Stockholders' Equity            $  329             $  340

Total Liabilities and Stockholders'
Equity                                $  364             $  372

The accompanying notes are an integral part of these statements.

STATEMENT OF CASH FLOWS                REGENT TECHNOLOGIES, INC.
(Unaudited)
(Amounts in thousands)
                                          For the Three Months
                                           Ended March 31,
                                        1997               1996

Cash Flow From Operating Activities:
 Net earnings (loss)                   $ (20)            $   23
Adjustments To Reconcile Net
 Earnings (Loss) to Net Cash Provided
 (Used) by Operating Activities:
  Forgiveness of debt                     --                (46)
  Depreciation and amortization            9                  2
 (Increase) Decrease In
  Accounts receivables                    --                  2
  Prepaid expenses                        --                 29
  Other assets                            (1)                (2)
 Increase (Decrease) In
  Accounts payable and
   accrued liabilities                    (5)               (16)
  Accrued compensation and other           6                 --
                                      _______            _______
Net Cash Used In Operating Activities $  (11)             $  (8)
                                      _______            _______

Cash Flow From Investing Activities:

  Proceeds from sale of assets            --                 --
                                      _______            _______
Net Cash Provided From
  Investing Activities                $   --            $   --

Cash Flow From Financing Activities:

  Net proceeds from (repayment of)
    note to stockholder                    2                 --
  Issuance Of Common Stock                10                  5
                                      _______            _______
Net Cash Provided (Used) From
 Financing Activities                 $   12             $    5
                                      _______            _______
  Decrease in Cash                         1                 (3)

Cash at Beginning of Period           $    1             $    9
                                      _______            _______
Cash at End of Period                 $    2             $    6

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for
  interest                                --                 --
                                      _______            _______

The accompanying notes are an integral part of these statements.

                       NOTES TO FINANCIAL STATEMENTS
              March 31, 1996 (unaudited) and December 31, 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, which should be read in conjunction with the financial statements of Regent Technologies, Inc. ("the Company") included in the 1996 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incor-porated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. In 1994, the Company redirected its core activities and acquired SSBE Environmental, Inc. ("SSBE"), which was organized for the purpose of obtaining waste and landfill reclamation projects. On August 16, 1996, the Board of Directors of the Company voted sell 81% of its investment in SSBE to management of SSBE and to enter into a license agreement for the technologies necessary to offer dialup access to the Internet (the "Technology License" or "License"). In 1995, the operations of SSBE were consolidated with the accounts of the Company and all significant intercompany accounts and transactions were eliminated.

On September 15, 1996, the Company announced it had initiated highspeed
Internet access for home and business using the National Knowledge Networks, Inc. ("NKN") digital network under the Technology License (see "TECHNOLOGY LICENSE" below). The NKN digital network was designed by a team of telecom-munications specialists with 20 years of experience and hands-on knowledge of the field. On December 7, 1996, the Company assigned the Technology License to the Company's subsidiary, TEL1 Communications, Inc. ("TEL1"), for the purpose of marketing Internet and telecommunications products and services. TEL1 is a wholly owned subsidiary of the Company and is offering Internet access under the commercial name TEL1.net. The first phase for offering TEL1 Internet access was the sale of dialup service in the Dallas-Fort Worth metroplex. Key features of the TEL1 Internet access include: (1) Speed: TEL1 is connected to the Gigaswitch at the major Internet peering points and is located in the same building where its major fiber bypass carrier, MFS WORLDCOM houses its central switch; (2) Reliability: TEL1 is more reliable due to its connection to a fault-tolerant ring with no single point of failure. TEL1 operates under uninterrupted power supplies to protect against power outages and TEL1 provides triple redundancy to the Internet; (3) Hardware: TEL1 utilizes top-of-the-line ISDN ready digital modems, SUN servers and CISCO 7513 routers which ahve superior performance features; and (4) Clear Channel Service: TEL1 with its direct connection to the Internet offers a clear channel network, maening that the full bandwidth of its T-3 line is exclusively used by TEL1 customers while most other local providers use T-1 lines. The operations of TEL1 Communica-tions, Inc. were consolidated with the Company in 1996 and for the period ended March 31, 1997.

In addition, the Company is partnering with numerous telecommunication providers to offer the best options available to its subscribing customers for their telecommunications needs. The Company's current product offerings include interstate long distance service through Coastal Telephone Company and cellular service through an AT&T exclusive product.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from these estimates.

Depreciation and Amortization

Depreciation of furniture and fixtures is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes. Amortization of the Technology License is provided in amounts which reflect the anticipated minimum number of years of the term of the license
(10 years).

Income Taxes

The Company utilized the method of accounting for income taxes set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabi-lities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and amortization.

The Company has not recognized the benefit of any net operating loss carry forwards as the result of adopting SFAS 109, and no deferred tax assets have been recorded in the books of the Company due to uncertainty as to the Company's ability to utilize the loss carryforwards.

Consolidated Statements of Cash Flows

The Company does not consider any of its assets to meet the definition of a cash equivalent.

Stock Options and Awards

In 1995, the Directors approved a resolution granting each Director stock options of 100,000 shares with an exercise price of $.075 for a term of ten years or ninety days after termination or resignation, whichever comes first.

(2)  TECHNOLOGY LICENSE

Effective August 16, 1996, the Board of Directors of the Company approved the acquisition of the Technology License which licenses the hardware and the software necessary for the Company to offer access to the Internet. The license was obtained from NKN Technologies, Inc. ("NKN") which was under license to National Knowledge Networks, Inc. The consideration was the grant of 2,500,000 shares of common stock of the Company, 600,000 registered shares and 1,900,000 restricted shares. To satisfy the grant of registered stock, the Board of Directors approved the exchange of three (3) shares of restricted stock for one
(1) share of registered stock. The Company issued 3,141,688 shares of newly issued restricted common stock plus the shares received from SSBE to satisfy the consideration for the license, all valued at $.10 per share, which resulted the Technology License being booked at $364,168. On December 7, 1996, the License was assigned to the Company's wholly owned subsidiary, TEL1 Communica-tions Inc.

NOTES TO FINANCIAL STATEMENTS
March 31, 1997 (unaudited) and December 31, 1996


(3)  OTHER ASSETS

                                         	March 31,	      December 31,
                                      	     1997         		   1996

Investment, minority ownership SSBE	       13,496		         13,496

Technology License, less accumulated
amortization of $8,975 and $9,104 in
1997 and 1996, respectively	              346,089	       	 355,064


(4)  TRANSACTIONS WITH RELATED PARTIES

On December 31, 1996, and January 27, 1997, the President issued notes to the Company in the amounts of $2,000 and $1,500 to assist in the payment of cer-tain trade payables. The notes are due upon demand and bear interest at eight percent (8%) per annum. The notes were repaid April, 1997. On February 27, 1997 and March 19, 1997, the wife of the Company's President purchased on each date 100,000 of restricted common stock of the Company for $.05 per share. On April 1, 1997, Mr. Roy Mers, a director since March, 1997, and Chairman and CEO since April 1, 1997, purchased 200,000 shares of restricted common stock of the Coompany for $.05 per share.

(5)  COMMITMENTS

In April, 1997, the Company moved its corporate offices to 350 N. St. Paul, Suite 2410, Dallas, Texas, under a month-to-month lease which provides for rental payments of $750 per month.

(6)  INCOME TAXES

There is no provision for federal income taxes due to the net operating loss. The Company has net operating loss carryforwards for tax purposes totaling approximately $2,257,000, which expire at various dates beginning in 1996 and expiring in 2010. The utilization of the net operating loss carryforwards to offset future taxable income could be significantly restricted under Section 382 of the Internal Revenue Code due to a change of 50 percent or more of ownership of the Company in the last three years.

(7)  CONCENTRATION OF CREDIT RISK

The Company receives its revenues from various individual and business accounts for Internet access and from reseller contracts for telecommunications products and services.

(8)  EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of shares outstanding during each year.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

On September 15, 1996, the Company initiated highspeed Internet access for home and business using the National Knowledge Networks, Inc. ("NKN") digital network. The Technology License allows access to digital telecommunications equipment which is superior in quality to that available from the traditional Internet Service Providers ("ISP") for the purpose of dialup services for Internet access. The License provides for the exclusive worldwide right of first refusal for dialup Internet access through NKN for any Point of Presence ("POP") including but not limited to dialup support for 28.8, ISDN and xDSL modems, but excluding services for POPs activated by NKN prior to the execution of the License. TEL1 offers Internet access for the Dallas - Ft. Worth POP on a nonexclusive basis for 28.8 and ISDN dialup services. The Company provides ISP services under the name TEL1.net which has been registered with the Inter-nic. The Company offers website development services to its customers, both for personal and commercial use. The License Agreement has a primary term of ten (10) years.

In addition, the Company is partnering with numerous telecommunication providers to offer the best options available to its subscribing customers for their telecommunication needs, including long distance and cellular telephone services.

Liquidity and Capital Resources

At March 31, 1997, excluding amounts owed to officers and affiliates, the Com-pany had a working capital surplus of $2,000. The Company has no amortization requirements under any term loan agreements. The Company is current on all trade payable excluding amounts owed to officers and affiliates. The Company continues to raise monies as needed through proceeds from the sale of the Com-pany's common stock. During the first first quarter of 1997, the Company raised $20,000 by selling new restricted previously unissued common stock.

Results of Operations

The Company's net loss for the first quarter of 1997 was $20,431, or $.002 cents per common share, compared with a net gain of $23,000, or $.003 per common share for the same period in 1996. The difference was due to the forgiveness of debt of $46,000 by affiliates of the Company in the first quarter of 1996.

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

Internet and telecommunications sales -- The Company's acquisition of the Technology License in September 1996, resulted in new customer subscriptions to the Internet for the period ended March 31, 1997. The Company sold dialup and dedicated access subscriptions to the Internet in the 214 and 817 area codes under monthly, quarterly and annual contracts. In addition, the Company earned nominal commissions for reselling long distance services.

Costs of Internet sales and services -- The Technology License was modified to eliminate POP charges by NKN for the first 12 months of the License or until the number of TEL1 subscribers exceeds 300, whichever comes first. At March 31, 1997, the Company had 26 Internet subscribers.

Miscellaneous income -- The Company had consulting income through its investment in SSBE in the first quarter of 1996.

General and administrative expense -- For the three months ended March 31, 1997, general and administrative expenses decreased $10,000 from 1996 due primarily to the reduced expenses for the sale of the 81% investment in SSBE.

Depreciation and amortization -- For the three months ended March 31, 1997, amortization expense for goodwill and intangibles increased from $2,000 to $8,975 compared to the same period in 1996 due to the amortization of the Technology License.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	      27 Financial data schedule for the quarter ended March 31, 1997 (included only in the copy of this report filed electronically with the Commission).

	(b)  Reports on Form 8-K

          None

                               SIGNATURES

     	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        REGENT TECHNOLOGIES, INC.
                            (Registrant)


Date:  May 20, 1997
                      				By: David A. Nelson
				                          ---------------
                              David A. Nelson
				                          Principal Executive and Financial Officer

                      				By: Gordon M. Boyd
				                          --------------
                              Gordon M. Boyd
				                          Vice President