Form 10KSB
period 1997-12-31
REGENT TECHNOLOGIES INC
filed 1998-04-15
CIK 319200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31,1997        Commission File Number 0-9519


                            REGENT TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

         Colorado                                      84-0807913
(State of Incorporation)                   (I.R.S. Employer Identification No.)

16415 Addison Road, Suite 150, Dallas, Texas                     75248
(Address of Principal Executive Officers)                      (Zip Code)


        Registrant's telephone number, including area code: 972 732 9585

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of Each Exchange
   Title of Each Class                                    On Which Registered
   -------------------                                   ---------------------
Common Stock,$.01 Par Value                                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on April 14, 1998 was approximately $1,175,000.

Number of shares outstanding of the Registrant's Common Stock at April 14, 1998:
3,553,681 shares, par value $.01 per share (The shares outstanding amount is based on the one for six reverse split effective April 1, 1998).

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB


Securities and Exchange Commission

Item Number and Description                                                                           Page
                                                                                                      ----
                                     PART I

Item 1. Description of Business ....................................................................    2

Item 2. Description of Property ....................................................................    4

Item 3. Legal Proceedings ..........................................................................    4

Item 4. Submission of Matters to a Vote of Security Holders ........................................    4

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Matters ..............................    4

Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ......................................................................    5

Item 7. Financial Statements .......................................................................    7

Item 8. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ...................................................................    7

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance
         with Section 16(a) of the Exchange Act ....................................................    7

Item 10. Executive Compensation ....................................................................    8

Item 11. Security Ownership of Certain Beneficial Owners and Management ............................    8

Item 12. Certain Relationships and Related Transactions ............................................    8

                                     PART IV

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K ..........................    8

Signatures .........................................................................................    9


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The terms "Company" and "Regent" when used herein mean Regent Technologies, Inc. and its subsidiaries. Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. In 1994, new management redirected the Company's core business to the development of emerging technologies and the shareholders voted to rename the Company at a shareholders meeting held on December 19, 1994. At the shareholders meeting held on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the Common Stock of the Company. The Company conducts its operations through four wholly owned subsidiaries: (i) Regent Digital Imaging, Inc.; (ii) ConnecTen, L.L.C.; (iii) Regent Tel1 Communications, Inc.; and (iv) Channel Services, L.C.

         On September 15, 1996, the Company announced it had initiated highspeed Internet access for home and business using the National Knowledge Networks, Inc. ("NKN") digital network under a Technology License which grants a license to the hardware and the software necessary for the Company to offer dialup access to the Internet. The Technology License was obtained from NKN Technologies, Inc. ("NKN") which is under license to National Knowledge Networks, Inc., the latter company being acquired by VERIO, Inc. in 1997. On December 7, 1996, the Technology License was assigned to the Company's wholly owned subsidiary, Regent Tel1 Communications, Inc. ("TEL1"). The Technology License has a primary term of ten (10) years. Effective August 1, 1997, Regent acquired ConnecTen, L.L.C. ("ConnecTen") for 100,000 shares of Regent restricted common stock. At the date of the acquisition, ConnecTen provided Internet dedicated access services for eight commercial customers with annualized revenues of $60,000. Effective September 1, 1997, Regent opened an Internet and telecommunications hub in downtown Dallas with fiber from TCG/AT&T, MFS Worldcom and Southwestern Bell. Internet access is provided to this "on-net" location through the SAVVIS National Network. During the fourth quarter, 1997, the Company entered into an alliance with Channel Services, L. C. ("Channel Services") to resell AT&T wireless services and effective January 1, 1998, the Company acquired all the rights and interests of Channel Services for 1,281,667 shares of Regent restricted common stock and options for a total of 80,000 shares of restricted common stock of the Company.

RECENT BUSINESS DEVELOPMENTS

         On March 20, 1998, the Company announced its entry into the digital printing and prepress business through its new subsidiary company, Regent Digital Imaging, Inc. ("RDI"). RDI was incorporated as a Texas corporation and was initiated because of the Company's knowledge of and access to the technologies related to this industry and the Company's belief that the digital printing business can be enhanced through utilization of the Internet. RDI provides a broad range of digital prepress and digital short run color printing services for the printing, publishing and packing marketplace. Digital prepress involves the creation and manipulation of a combination of text, graphics, or photographs to be used on a printed page. The process can range from scanning images into computer networks to downloading customer created files for processing to various digital output devices. The prepress services afford customers the ability to modify or enhance a digital image throughout the design and approval process with faster turnaround and at a lower price than traditional or non-digital prepress process. Once the design is approved by the customer, RDI can reproduce the image in a variety of formats on various digitally based print or output devices. Digital printing is made up of "on demand" high quality, "short run" (1 to 1,000 pieces), full color digital printing. This process is accomplished through the use of state-of-the-art digital printing equipment. RDI's key digital printing devices are the Indigo E-Print 1000 digital sheetfed printing presses with plans to add the Heidelburg DI for longer runs. A long-term objective for RDI is to build a "digital information distribution network" with archiving and network capabilities. This network would have an open architecture that could service its users in a variety of ways, including access over the Internet For a further description of the Company's planned operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

PRINCIPAL PRODUCTS AND SERVICES

         The Company's telecommunications and Internet products marketed through TEL1 include 1-plus long distance through Coastal Telephone Company in Houston, Texas; wireless telephone service through AT&T; dialup Internet service through the VERIO network and prepaid phone card services through Enhanced Communications in Dallas, Texas. TEL1's offering of wireless products was the result of Regent's alliance with Channel Services, L.C., a preferred customer of AT&T Wireless Services Corporation. The focus of ConnecTen is to provide a wide range of Internet services for corporate customers including high-speed access, web hosting, server colocation and web page development. As part of the scope of the services provided to a corporate account, ConnecTen optimizes a customer's Internet needs at the least cost available.

CUSTOMERS

         The TEL1 customer base is primarily individuals in the Dallas-Ft. Worth metroplex. At present, the Company has approximately 60 Internet dialup contracts which generate recurring annual gross revenues of $30,000. ConnecTen markets primarily to corporate and professional clients and currently has approximately 15 dedicated Internet access accounts and two colocation customers.

SALES AND MARKETING

         The Company's telecommunications and Internet products and services are marketed through its ConnecTen and TEL1 subsidiaries. The Company began a direct marketing program through TEL1 using a network marketing system of independent representatives ("IRs") in September, 1997 for its dialup Internet product and other telecommunications services and products. The direct marketing system was chosen because it is a cost effective strategy that maintains direct contact with the customers. TEL1's offering of wireless products was the result of Regent's alliance with Channel Services, L.C. which allowed TEL1 status as a preferred customer of AT&T Wireless Services Corporation. The Company encourages IRs to enroll subscribers with whom the IRs have an ongoing relationship. The Company does not require the IRs to use its services but does encourage its usage through discounts and promotions. The sales efforts of the IRs are supported through various means, including Company sponsored training held periodically. At December 31, 1997, the Company had approximately 50 IRs and expects this base of IRs to grow in 1998. ConnecTen has three employees actively selling dedicated Internet access and colocation services through its fiber hub in downtown Dallas. The Company expects both subsidiaries to increase its sales personnel along with the development of new alliances for the marketing of its telecommunications and Internet products and services.

COMPETITION

         The Company's businesses operate in highly competitive and fragmented markets. Competition in the telecommunications industry includes the four major telephone long distance companies plus numerous regional long distance carriers all of which have more capital and resources than the Company. Also, the Internet access industry includes many national as well as local competitors for both the dialup and dedicated access markets. The Company believes that to remain competitive and maximize profitability, it must develop niche markets for its existing fiber hub and implement new technologies which meet the needs its customers.

GOVERNMENT REGULATION

         The Company's operations are affected in various degrees by political developments, federal and state laws and regulations. The telecommunications industry is regulated primarily by the Federal Communications Commission and the Federal Trade Commission. The F.C.C. is scheduled to issue rules in 1998 that will transform the heavily regulated telephone business into a free market. Such rules and additional regulations are expected to affect the Internet industry and the use of the Internet for telecommunications.

EMPLOYEES

         At December 31, 1997, the Company had five employees and approximately 50 independent representatives providing marketing for TEL1.

ITEM 2.  DESCRIPTION OF PROPERTY

Offices

         On September 1, 1997, the Company opened an operations center and telecommunications fiber hub located at 2929 Elm St., Dallas, Texas 75226 under a five year lease which provides for rental payments of $3,500 per month. On March 1, 1998, the Company moved its corporate offices to 16415 Addison Road, Suite 150, Dallas, Texas 75248 under a three year lease which provides for rental payments of $4,300 per month.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any significant pending litigation and no material litigation or legal proceeding has been threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote for security holders during the year ended December 31, 1997. On March 4, 1998, the Company held its annual shareholders meeting at which the security holders elected four directors and voted to approve a one for six reverse split of the common stock of the Registrant, effective April 1, 1998.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded in the over-the-counter market and currently listed on the electronic bulletin board under the symbol "REGT." The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by security dealers. The quotes represent inter-dealer prices without adjustments or commissions and may not represent actual transactions.


                                                                                 Bid Price
                  1995                                                         High     Low
                  ----                                                         ----     ---
                  1st Quarter                                                   .18     .10
                  2nd Quarter                                                   .10     .05
                  3rd Quarter                                                   .05     .02
                  4th Quarter                                                   .02     .01

                  1996
                  1st Quarter                                                   .01     .01
                  2nd Quarter                                                   .01     .01
                  3rd Quarter                                                   .08     .01
                  4th Quarter                                                   .08     .05

                  1997
                  1st Quarter                                                   .06     .05
                  2nd Quarter                                                   .06     .05
                  3rd Quarter                                                   .12     .10
                  4th Quarter                                                   .14     .10

         The Company has not declared any cash dividends on its Common Stock since its inception. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of April 14, 1998, the approximate number of record holders of the Company's Common Stock was 3,500.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

         The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve a number of risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Among many factors that could cause future operating results to differ materially, include but are not limited to the following: the Company's ability to manage rapid growth; the Company's ability to attract, maintain, and motivate a technical staff; competition in the digital printing and Internet industries; the Company's ongoing relationship with its vendors; dependence upon key personnel; subscriber and customer attrition; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the telecommunications and digital printing industries; the Company's ability to develop its own distribution network; the Company's ability to maintain, operate, and upgrade its information systems; the Company's success in the offering of other printing products and services; and economic conditions, including economic conditions related to the digital print and Internet industries.

ACQUISITION STRATEGY

         With its entry into the digital printing industry through RDI, the Company will seek to expand this business with the acquisition of companies in markets with concentrations of graphic artists and marketing professionals which have the potential to utilize digital prepress and digital printing operations as well as digital distribution networks. The Company expects to initiate operation centers in three new markets before December 31, 1998 either by the acquisition of existing companies or the startup of new offices in the digital prepress and printing business. An analysis of these potential markets is as follows:

DIGITAL PREPRESS

         This industry is primarily a process of merging text, graphics and photographs onto a page layout that will ultimately be used in the printing process. The domestic commercial printing market segment was estimated at approximately $94 billion dollars in 1995, growing at a compound growth rate of 8.5% annually. It is estimated that this market segment will reach $107 billion by the year 2000. The digital prepress market has traditionally had annual revenues equal to 11% of the print industries revenue; computed in 1995 to be $10.3 billion. It is estimated that revenues will grow to be over $11.8 billion by the year 2000.

DIGITAL PRINTING

This smaller segment of the commercial printing industry is the fastest growing of all the segments. It is anticipated to experience rapid growth over the next several years as the marketplace is educated to the strengths of digital technology. The industry expects that annual revenues from digital short run printing services will increase from an estimated $9.6 billion in 1995, or approximately 9% of the commercial printing market, to approximately $2.1 billion, or approximately 20% of the commercial printing market, by the year 2000. Additionally, the Company expects to expand into another market segment by expanding into digitally produced, high quality offset color packaging and pressure sensitive labels. This market is larger than the commercial printing segment with 1995 revenues estimated at $98 billion, and an annual growth rate of 9%. The market is anticipated to reach $124 billion by the year 2000.

DIGITAL DISTRIBUTION NETWORKS

         There are currently three companies attempting to serve the digital transmission needs of the printing and publishing industries. None, however has been able to gain a foothold in the marketplace. In our opinion, the weakness in all three proposed networks is that they do not have the backbone revenue base to support the initial deployment or future development The digital prepress and digital printing industries however, with estimated revenues in excess of $20 billion, are enormous industries. These industries have the ability, if properly positioned, to generate tremendous cash flows to support the deployment and future development of this type of network. These are industries that are demanding a network that can provide on demand real time secured transmission capabilities. The Company's Internet capabilities with its ConnecTen operations and fiber hub gives the Company an advantage in penetrating this market segment.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, excluding amounts owed to officers and affiliates, the Company had a net working capital deficit of approximately $143,000. This amount includes approximately $50,000 of equipment liability which has been eliminated by the return of certain computer equipment and another $75,000 of equipment liability which is being converted to capital leases. The Company has no amortization requirements under any term loan agreements. The Company is current on all equipment and office lease monthly payments and all trade payables excluding amounts owed to officers and affiliates. The Company continues to raise monies as needed through proceeds from the sale of the Company's common stock. Through the end of 1997, the Company raised $170,000 by selling new restricted previously unissued common stock. These monies raised include a note receivable of $45,900 from the Chairman payable in monthly installments of $4,916 plus interest under an original note amount of $100,000 for the purchase of 2,000,000 shares of Company restricted common stock.

RESULTS OF OPERATIONS

1997 VERSUS 1996

         The Company's net loss for the twelve months ending December 31, 1997 was $379,000 or $.027 cents per common share, compared with a net loss of $90,000 for the same period in 1996. The difference was due to the increase of general and administrative costs for the same periods which consists primarily of deferred management compensation of $226,000. For the twelve months ended December 31, 1997, general and administrative expenses increased $278,000 from 1996 due primarily to the increase of approximately $250,000 in salaries to officers of the Company. Through December 31, 1997, ConnecTen added $63,000 of revenues from new customers utilizing dedicated Internet access following the acquisition of ConnecTen in July, 1997. TEL1's expansion of its marketing through direct marketing channels has resulted in adding over 50 independent sales representatives who have sold approximately 60 new service contracts for Internet access or long distance services which added $13,000 to revenues. The Technology License was modified to eliminate POP charges by NKN for the first 12 months of the License

Agreement or until September 1, 1997 at which date charges of $500 per month were initiated and will continue each month for nine years regardless of usage. In addition, TEL1 pays $5.00 per customer per month for technical support utilized. For 1997, amortization expense for goodwill and intangibles increased $9,000 compared to the same period in 1996 due to the amortization of the Technology License for twelve months.

1996 VERSUS 1995

         For the twelve months ending December 31, 1996, the Company experienced a significant decrease in sales, current assets and liabilities, all due to the sale of SSBE. Property and equipment decreased due to the write-off of the Company's remaining oil and gas assets which represented undrilled overriding royalty interests. The Company's increase in Other Assets of $270,000 was due to the acquisition of the Technology License which was booked at $364,000 at September 30, 1996. The License is being amortized over ten (10) years and experienced amortized cost of $9,104 for the three months ending December 31, 1996. The Company experienced a gain of $2,465 on the sale of 81% of the ownership of SSBE. The remaining 19% has a book value of $13,496 and is included in Other Assets. During the fourth quarter, the Company initiated test-marketing dialup services in the Dallas-Ft. Worth area. The Company realized approximately $1,000 in sales for the three months ending December 31, 1996. In addition, for the same period, the Company earned nominal receipts for commissions for reselling long distance services.

1995 VERSUS 1994

         For the twelve months ending December 31, 1995, the Company had a 353% increase in sales from $98,312 to $446,310. This increase in sales was due primarily to the acquisition of SSBE and the Town of Hague contract. For fiscal 1995, the Company had a net loss of $74,174 compared to a net loss of $50,202 for fiscal 1994. The 1995 loss was due primarily to increased general and administrative expenses related to the SSBE acquisition and higher than expected costs for the Hague contract. The Hague contract expenses included the cost of rental equipment. The decrease of oil and gas sales for the same period was due to the sale of certain oil and gas properties in May, 1995. Depreciation, depletion and amortization increased in 1995 and included a $9,400 write down of oil and gas properties due to the full cost ceiling value being in excess of the capitalized costs. The interest income of $362 was from the payments for the water distillation unit which the Company leased to a Houston laboratory. The lease agreement provided for ownership by the laboratory at the end of 36 monthly lease payments of $400 without any additional payment. The final payment was made in June, 1996. The Company has no plans for manufacturing of distillation units in the future. The gain of $14,000 was from certain feasibility studies performed by SSBE.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION SECTION 16(a) OF THE EXCHANGE ACT

         The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Management," "Security Ownership of Certain Beneficial Owners and Management," and "Election of Directors" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION

         The information under the heading "Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement and reference is made to footnote 6 of the Financial Statements on Page F-10.
                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)      LISTING OF DOCUMENTS

         (1)      Financial Statements.

                  Reference is made to the Index to Financial Statements on Page F-1.

         (2)      Financial Statement Schedules.

                  None.

         (3)      Exhibits.

                  Reference is made to the Exhibit Index on Page 10.


(b)      REPORTS ON FORM 8-K.

         The Company filed an 8-K on September 5, 1997, which described the Company's acquisition of ConnecTen, L. L. C., which provided a wide range of Internet services for corporate customers including high-speed access, web hosting, server colocation and web page development. It also described the opening of telecommunications and Internet center located in downtown Dallas which is "on-net" with fiber installed from MFS, TCG and Southwestern Bell, allowing the Company's Internet serviced to expand from dialup to leased line access packages and web content hosting services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 1998.

                                      REGENT TECHNOLOGIES, INC.

                                      By: /s/ Roy M. Mers
                                         -------------------------------------
                                              Roy M. Mers, Chairman and Chief
                                              Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Name                                 Title                             Date
            ----                                 -----                             ----
         /s/ Roy M. Mers                    Director and Chairman,              April 14, 1998
         --------------------               the Principal Executive
         Roy M. Mers                        Officer



         /s/ David A. Nelson                Director and President,             April 14, 1998
         --------------------               the Principal Accounting
         David A. Nelson                    Officer


                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page

                  Report of Independent Certified Public Accountant                              F-2

                  Consolidated Balance Sheets as of December 31, 1997 and 1996                   F-3

                  Consolidated Statements of Operations for the years
                  ended December 31, 1997, 1996 and 1995                                         F-4

                  Consolidated Statements of Stockholders' Equity for the years
                  ended December 31, 1997, 1996 and 1995                                         F-5

                  Consolidated Statements of Cash Flows for the years ended
                  ended December 31, 1997, 1996 and 1995                                         F-6

                  Notes to Consolidated Financial Statements                                     F-7


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Regent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Salmon, Beach & Company, P.C.

Dallas, Texas
April 14, 1998

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                             (Amounts in thousands)




ASSETS                                                                               1997         1996
                                                                                     ----         ----
CURRENT ASSETS
              Cash                                                                  $     2     $     1
              Notes receivable                                                           46          --
              Accounts receivable                                                        12           1
                                                                                    -------     -------
Total current assets                                                                     60           2

PROPERTY AND EQUIPMENT - AT COST
              Furniture and fixtures                                                      7           4
              Computer and electronic equipment                                         224          --
                                                                                    -------     -------
                                                                                        231           4
Less accumulated depreciation and amortization                                           14           3
                                                                                    -------     -------
                                                                                        217           1

OTHER ASSETS                                                                            335         368
                                                                                    -------     -------
                                                                                    $   612     $   371

LIABILITIES
CURRENT LIABILITIES

              Current portion of long term obligation                               $    20     $    --
              Unearned revenues                                                           5          --
              Accounts payable and accrued liabilities                                  178          16
              Accrued compensation                                                      226          14
              Notes payable to affiliates                                                --           2
                                                                                    -------     -------
Total current liabilities                                                               429          32

LONG TERM OBLIGATION                                                                     40          --

STOCKHOLDERS' EQUITY

              Common stock, $.01 par value; authorized 100,000,000 shares, issued and outstanding 15,367,189 and 12,467,189 shares for
              1997 and 1996, respectively                                               154         125
              Capital in excess of par value                                          2,671       2,517
              Accumulated deficit                                                    (2,682)     (2,303)
                                                                                    -------     -------

Total Stockholders' Equity                                                              143         339
                                                                                    -------     -------

Total Liabilities and Stockholders' Equity                                          $   612     $   371







        The accompanying notes are an integral part of these statements.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                  (Amounts in thousands, except per share data)






                                                                       1997        1996         1995
                                                                       ----        ----         ----
REVENUES
       Internet and telecommunication product sales                  $     47     $     1     $    --
       Investment income                                                   --          --         427
       Gain on sale of assets                                              --           3           4
       Interest income and other                                            1          --          15
                                                                     --------     -------     -------
                                                                           48           4         446
COSTS AND OTHER DEDUCTIONS
       Cost of Internet sales and services                                 45          --          --
       Cost of investment income                                           --          --         338
       General and administrative                                         333          55         149
       Depreciation and amortization                                       48          39          28
       Interest expense                                                     1          --           5
                                                                     --------     -------     -------
                                                                          427          94         520

NET EARNINGS (LOSS)                                                  $   (379)    $   (90)    $   (74)
                                                                     --------     -------     -------

       NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                    (379)        (90)        (74)
                                                                     --------     -------     -------

       EARNINGS (LOSS) PER COMMON SHARE                              $ (0.027)    $(0.009)    $(0.008)
                                                                     --------     -------     -------

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      14,226       9,596       8,878
                                                                     --------     -------     -------




        The accompanying notes are an integral part of these statements.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (Amounts in Thousands, except per share data)


                                      Common Stock       Additional                      Treasury Stock         Total
                                  ---------------------   Paid-In     Accumulated    ---------------------   Stockholders
                                   Shares       Amount    Capital       Deficit       Shares        Amount      Equity

Balances, January 1, 1995           8,859,203    $ 89.00  $ 2,224.00  $ (2,138.00)                $      -      $175.00

Issuance of common stock              114,998          1           4                                                  5

Net loss                                                                      (74)                                  (74)
                                  -------------------------------------------------------------------------------------

Balances, December 31, 1995         8,974,201         90       2,228       (2,212)                                  106

Acquisition of Stock in
connection with SSBE
transaction                                                                            500,000          50

Exchange of registered
stock for restricted
stock                                                                                  570,844

Issuance of stock                   3,492,988         35         289                (1,070,844)        (50)         324

Net loss                                                                      (91)                                  (91)
                                  -------------------------------------------------------------------------------------

Balances, December 31, 1996        12,467,189        125       2,517       (2,303)           0           0          339

Issuance of common stock            2,900,000         29         154                                                183

Net loss                                                                     (379)                                 (379)
                                  -------------------------------------------------------------------------------------

Balances, December 31, 1997        15,367,189    $   154  $    2,671  $    (2,682)                $      -      $   143





        The accompanying notes are an integral part of these statements.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                  (Amounts in thousands, except per share data)



                                                                               1997         1996         1995
                                                                               ----         ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:

             Net earnings (loss)                                              $(379)        $(90)        $(74)
             Adjustments To Reconcile Net Earnings (loss)
             to Net Cash Provided (Used) by Operating Activities:
             Gain on sale of assets                                              --           (3)          (4)
             Depreciation and amortization                                       44           39           28
             (Increase) Decrease in
             Accounts receivable                                                (11)          (1)          32
             Other current assets                                                --            2           (3)
             Other assets                                                        --           --          (15)
             Increase (Decrease) in
             Accounts payable and accrued liabilities                           167           12           (6)
             Accrued compensation                                               212           14           --
                                                                              -----         ----         ----

Net Cash Provided (Used) In Operating Activities:                                33          (27)         (42)
                                                                              -----         ----         ----

CASH FLOW FROM INVESTING ACTIVITIES:

             Net collections on notes receivables                                54            2           14
             Proceeds (Costs) of investment in subsidiary                        --            6           --
             (Increase) Decrease of property and equipment                     (167)          --           17
             (Increase) Decrease in other assets                                 --           --          (25)
             Proceeds from sale of oil and gas properties                        --           --           37
                                                                              -----         ----         ----

Net Cash Provided (Used) In Investing Activities:                              (113)           8           43
                                                                              -----         ----         ----

CASH FLOW FROM FINANCING ACTIVITIES:

             Net repayment of borrowings                                         --                        (20)
             Issuance of common stock                                            83            9            5
             Net proceeds from (repayment of) note to stockholder                (2)           2           (2)
                                                                              -----         ----         ----

Net Cash Provided (Used) From Financing Activities                               81           11          (17)
                                                                              -----         ----         ----
Increase (Decrease) In Cash                                                       1           (8)         (16)
                                                                              -----         ----         ----

Cash at Beginning of Period                                                       1            9           25
                                                                              -----         ----         ----
Cash at End of Period                                                         $   2         $  1         $  9
                                                                              -----         ----         ----

SUPPLEMENTAL DISCLOSURES

             Cash paid during the period for interest and income taxes           --           --           --
                                                                              -----         ----         ----

         The accompanying note are an integral part of these statements.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regent Technologies, Inc. (the "Company"), formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organization, issuance of equity capital and acquisition of developed and undeveloped oil and gas properties which include the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core business to environmental technologies and Regent Industries joint-ventured water filtration systems. In 1994, the Company acquired SSB Environmental, Inc. ("SSBE"), which was organized for the purpose of providing environmental services and was accounted for under the purchase method of accounting. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSBE, and the remaining 19% is accounted for on the cost method of accounting. In September, 1996, the Company licensed propriety technology for the purpose of offering Internet access and related products and services (the "Technology License"). During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. ("TEL1") as a Nevada corporation and a wholly owned subsidiary to market its Internet and telecommunications products and services primarily to the consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. ("ConnecTen") as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations.

Principles of Consolidation

The consolidated financials statements include the accounts of the Company and its wholly-owned subsidiaries. Regent Industries and SSBE were consolidated in the financial statements of the Company in the fiscal year ended 1995. TEL1 was consolidated in the financial statements of the Company in the fiscal year ended 1996 and TEL1 and ConnecTen were consolidated in the financial statements of the Company in the fiscal year ended 1997.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from these estimates.

Revenue and Cost Recognition on Contracts

The Company recognizes revenues from fixed-price contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general, and administration costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Depreciation and Amortization

Depreciation of furniture, fixtures and equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes. Amortization of the Technology License is provided in amounts which reflect the anticipated minimum number of years of the License Agreement (10 years). Amortization of Goodwill and Intangibles is provided in amounts to reflect the life of the asset purchased ( 40 years and 15 years respectively).

Stock Options and Awards

In 1995, the Directors approved a resolution granting each Director stock options of 100,000 shares with an exercise price of $.075 for a term of ten years or ninety days after termination or resignation, whichever comes first.

In April, 1997, the Directors approved the grant of stock options to the Chairman in the amount of 2,000,000 shares and to the President in the amount of 500,000 shares all with an exercise price of $.05 with an expiration of December 31, 1998.

The Directors also approved a resolution granting 50,000 shares each to the Chief Financial Officer and to the General Counsel to vest upon completion of their employment contracts.

During the third quarter, 1997, the Directors approved the grant of stock options to the General Counsel and the Chief Financial Officer in the amount of 450,000 shares and to the Director of the Integration Services Division of the Company in the amount of 400,000 shares each with an exercise price of $.05 with an expiration of December 31, 1998.

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

Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for years

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued


ending after December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. Statement No. 128 is not expected to have a material impact on the net income per share of the Company.

Cash Equivalents

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

(3)  ACQUISITIONS

Effective August 16, 1996, the Board of Directors of the Company approved the acquisition of the Technology License which licenses the hardware and the software necessary for the Company to offer dialup access to the Internet. The license was obtained from NKN Technologies, Inc. ("NKN") which is under license to National Knowledge Networks, Inc. The Consideration was the grant of 2,500,000 shares of common stock of the Company, 600,000 registered shares and 1,900,000 restricted shares. To have a sufficient number of registered shares, the Board of Directors approved the exchange of three (3) shares of restricted stock for one (1) share of registered stock resulting in the exchange of 1,712,532 shares of restricted stock for 570,844 registered shares. The Company issued a total of 3,141,688 shares of newly issued restricted common stock plus the shares received from SSBE to satisfy the consideration for the license, all valued at $.10 per share, which resulted in the Technology License being booked at $364,168. On December 7, 1996, the License was assigned to the Company's wholly owned subsidiary, Regent TEL1.

Effective July 30, 1997, the Company purchased ConnecTen, L.L.C. for 100,000 shares of restricted common stock. The ConnecTen purchase was recorded under the purchase method of accounting; and accordingly, the results of operations for the period from July 31, 1997 to December 31, 1997 are included in the accompanying consolidated financial statements. The purchase price allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition was recorded as $8,500 cash and $4,500 for accounts receivable. The following unaudited pro forma financial information for the Company gives effect to the ConnecTen acquisition as if it had occurred on the date of incorporation of ConnecTen in February, 1997. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may occur in the future.

                                                                  1997
                                                                  ----
Net Sales ..................................................    $56,595
Net Loss ...................................................     15,212
Loss per common share ......................................    $  .001

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(4) NOTES RECEIVABLE

                                                                              1997
                                                                              ----
Financing note receivable from the Chairman, bearing interest at 8%, payable in 12 monthly installments of $ 4,917 excluding interest, beginning September, 1997, in the principal amount of $100,000
for the purchase of 2,000,000 shares of Common Stock                         $45,900

(5) OTHER ASSETS

                                                                  1997        1996
                                                                  ----        ----
Investment, minority ownership SSBE                             $ 13,496    $ 13,496

Technology License, less accumulated amortization
of $45,004 and $9,104 in 1997 and 1996, respectively            $318,520    $355,064


(6) TRANSACTIONS WITH RELATED PARTIES

Effective January 1, 1996, management of SSBE purchased 81% of the ownership of SSBE from the Company for 500,000 shares of the common stock of the Company and cash of $10,000. Management also received an option for two years to purchase the remaining 19%.

In May 1996, the Board of Directors of the Company approved the sale of 500,000 shares of restricted common stock for $.02 per share to raise working capital. In the second and third quarters, the wife of the Company's President, purchased 225,000 shares of common stock of the Company in two transactions for a total of $4,500 to provide working capital.

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

On December 31, 1996, and January 27, 1997, the President issued notes to the Company in the amounts of $2,000 and $1,500 to assist in the payments of certain trade payables. The notes are due upon demand and bear interest at eight percent (8%) per annum and were repaid during the first quarter, 1997. On February 27, 1997 and March 19,1997, the wife of the Company's President purchased on each date 100,000 of restricted common stock of the Company for $.05 per share.

In April, 1997, the Directors approved the grant of stock options to the Chairman in the amount of 2,000,000 shares and to the President in the amount of 500,000 shares all with an exercise price of $.05 with an expiration of December 31, 1998, both grants being approved in conjunction with Director approved employment contracts.

In April, 1997, the Directors approved a resolution granting 50,000 shares each to the Chief Financial Officer and to the General Counsel, both grants being approved in conjunction with Director approved employment contracts with the grants vesting upon completion of their employment contracts.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(6)  TRANSACTIONS WITH RELATED PARTIES-Continued

During the third quarter, 1997, the Directors approved the grant of stock options to the General Counsel and the Chief Financial Officer in the amount of 450,000 shares each and to the Director of the Integration Services Division of the Company in the amount of 400,000 shares. Each grant has an exercise price of $.05 and an expiration of December 31, 1998.

In October, 1997, the Board of directors passed a resolution giving all employees the option of taking restricted shares of the Company stock, at a value of $.05 per share, in lieu of salaries owed through 1997. In March, 1998, four employees exercised these options and took 4,257,256 shares.

Effective January 1, 1998, the Company acquired Channel Services through the issuance of common stock and options of the Company of which the Chairman received under joint ownership 47,175 shares from his ownership in Channel Services.

In March, 1998, Regent Digital Imaging, Inc. entered into an exclusive marketing agreement with Regent Digital Marketing, a company owned by the wife of the Chairman, to market the products and services of Regent Digital Imaging in the Dallas - Ft. Worth markets.

(7) COMMITMENTS

Production equipment leases (including Long Term Obligations) under certain non-cancellable leases are classified as capital leases, and the lease assets are included as part of "property and equipment." Other leases, primarily for corporate office facilities, are classified as operating leases and are not capitalized. The cost and accumulated amortization of the capitalized leased assets at December 31 are as follows:

                                                                  1997        1996
                                                                  ----        ----
Production Equipment                                            $79,330    $      --
Less accumulated amortization                                     1,322           --
                                                                -------    ---------
Net capitalized leased assets                                   $78,008    $      --

At December 31, 1997 the future minimum lease payments under operating and capital leases are as follows:

                                                                        Operating   Capital
                                                                        ---------   -------
                           1998                                         $ 47,000    $24,150
                           1999                                           43,800     22,293
                           2000                                           29,200     20,435
                           2001 and thereafter                                --         --
                                                                        --------    -------
                           Total                                        $120,000    $66,878

                  Less amounts representing interest                          --      6,768
                  Less capital lease obligations                              --     20,257
                                                                        --------    -------
                           Total long-term capital lease obligations          --     39,853
                                                                        --------    -------
Future sub-lease rental income                                          $ 12,800
                                                                        --------


Rent expenses incurred on operating leases during 1997, 1996 and 1995 were $17,750, $9,600 and $9,600 respectively.

On September 1, 1997, Regent TEL1 started payments of $500 per month for dialup access to the Internet, which amount is payable monthly until September, 2006 regardless of the number of dialup users.

(8)  INCOME TAXES

There is no provision for federal income taxes due to the net operating losses of the Company. The Company has net operating loss carryforwards for tax purposes totaling approximately $2,241,385, which expire at various dates beginning in 1997 and expiring in 2012. The utilization of the net operating loss carryforwards to offset future taxable income could be significantly restricted under Section 382 of the Internal Revenue Code due to a change of 50 percent or more of ownership of the Company in the last three years.

(9)   STATEMENTS OF CASH FLOWS

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities, as follows:


                                                               Year ended December 31,
                                                               -----------------------
                                                              1997         1996    1995
                                                              ----         ----    ----
Issuance of common stock for directors' fees               $     --    $     --    $750

Issuance of common stock with sale of note                       --          --     100

Sale of 81% of SSBE's net assets for
500,000 shares of common stock                                   --      47,535      --

Issuance of 3,141,688 shares of common
Stock and 500,000 shares of Treasury stock
for the acquisition of the Technology License                    --     364,168      --

Issuance of 26,300 shares of common stock
for trade payable                                                --         526      --

Issuance of 2,000,000 shares of common stock
for note receivable                                         100,000          --      --

Acquisition of equipment with capital lease                  60,110          --      --


(10)   CONCENTRATION OF CREDIT RISK

The Company receives its revenues from various individual and business accounts for Internet access and from reseller contracts for telecommunications products and services.

(11)   SUBSEQUENT EVENTS

Effective January 1, 1998, the Company acquired Channel Services through the issuance of 1,281,667 shares of restricted common stock and options for 80,000 shares of restricted common stock of the Company. On March 20, 1998, the Company announced the move of its corporate offices to 16415 Addison Road, Suite 150, Dallas, 75248 and its entry into the prepress and digital printing business through its wholly owned subsidiary, Regent Digital Imaging, Inc. In March, 1998, the Company returned certain computer equipment which was booked as of December 31, 1997 at approximately $50,000 without depreciation expense for 1997 and as an accrued liability.

                                  EXHIBIT INDEX


EXHIBIT NO.                 DESCRIPTION OF EXHIBIT


3.1 Certificate of Incorporation. Incorporated by reference to the Company's Registration Statement which became effective November 18, 1980 (File number 2-69087).

3.2 Restated Articles of Incorporation of Regent Technologies, Inc.; Incorporated by references to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987.

3.3 Bylaws of Regent Technologies, Inc. as amended; Incorporated by references to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987.

9.1 License Agreements between Regent Technologies, NKN Technologies, Inc. and National Knowledge Networks dated August 16, 1996 and as modified under the Modification Agreement dated September 30, 1996; said agreements incorporated by reference to Exhibit 9.1 to the Company's 10-KSB for the period ended December 31, 1996.

22       List of subsidiaries

27       Financial Data Schedule (submitted electronically only)