Form 10QSB
period 1998-03-31
REGENT TECHNOLOGIES INC
filed 1998-05-20
CIK 319200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934

                  For the quarterly period ended March 31, 1998
                          Commission File Number 0-9519

                            REGENT TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

         Colorado                                     84-0807913
         --------                                     ----------
 (State of Incorporation)                (I. R. S. Employer Identification No.)

 16415 ADDISON, SUITE 150, DALLAS, TEXAS                         75248
 ---------------------------------------                         -----
(Address of Principal Executive Offices)                       (Zip Code)

        Registrant's telephone number, including area code: 972 732 9585


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 20, 1998:

Class                                                        Number of Shares
-----                                                        ----------------
Common stock, $.01 Par Value                                     3,553,693

Transitional Small Business Disclosure Format:                Yes:      No:  X
                                                                   ---      ---

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I            FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................................................         2

           CONSOLIDATED BALANCE SHEETS
           As of March 31, 1998 (unaudited)
           And December 31, 1997 (audited).............................................................         2

           CONSOLIDATED INCOME STATEMENTS
           For the Three Months Ended March 31, 1998 (unaudited).......................................         3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 1998 (unaudited).......................................         4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)......................................         5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................................         9

PART II           OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.....................................................        11

Item 4.  Submission of Matters to a Vote of Security Holders...........................................        11

Item 5.  Other Information.............................................................................        12

Item 6.  Exhibits and Reports on Form 8-K..............................................................        12

SIGNATURES.............................................................................................        12

                                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Amounts in thousands)



                                                              March 31,               December 31,
ASSETS                                                          1998                      1997
                                                              ---------               ------------
CURRENT ASSETS
              Cash                                              $     2                $     2
              Notes receivable                                     --                       46
              Accounts receivable                                    53                     12
                                                                -------                -------
Total current assets                                                 55                     60

PROPERTY AND EQUIPMENT - AT COST
              Furniture and fixtures                                 21                      7
              Printing equipment                                    726                   --
              Computer and electronic equipment                     198                    224
                                                                -------                -------
                                                                    945                    231
Less accumulated depreciation and amortization                       52                     14
                                                                -------                -------
                                                                    893                    217

OTHER ASSETS                                                        430                    335
                                                                -------                -------
                                                                $ 1,378                $   612

LIABILITIES
CURRENT LIABILITIES

              Current portion of long term obligation           $   130                $    20
              Unearned revenues                                    --                        5
              Accounts payable and accrued liabilities              216                    178
              Accrued compensation                                   92                    226
              Notes payable to affiliates                            77                   --
                                                                -------                -------
Total current liabilities                                           515                    429

LONG TERM OBLIGATION                                                650                     40

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized 100,000,000 shares, issued and outstanding 3,553,693 and 2,561,198 shares for
1998 and 1997, respectively                                          35                     26
Capital in excess of par value                                    3,150                  2,799
Accumulated deficit                                              (2,972)                (2,682)
                                                                -------                -------

Total Stockholders' Equity                                          213                    143
                                                                -------                -------

Total Liabilities and Stockholders' Equity                      $ 1,378                $   612



        The accompanying notes are an integral part of these statements.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                         FOR THE MONTHS ENDED MARCH 31,
                                   (unaudited)
                  (Amounts in thousands, except per share data)




                                                           1998                  1997
                                                           ----                  ----
REVENUES
       Digital prepress and printing sales               $    50               $  --
       Internet and telecommunication product sales           47                     2
       Interest income and other                               5                  --
                                                         -------               -------
                                                             102                     2
COSTS AND OTHER DEDUCTIONS
       Cost of prepress and printing sales                    29                  --
       Cost of Internet sales and services                    43                  --
       General and administrative                            256                    13
       Depreciation and amortization                          52                     9
       Interest expense                                       12                  --
                                                         -------               -------
                                                             392                    22

NET EARNINGS (LOSS)                                      $  (290)              $   (20)
                                                         -------               -------

       NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK       (290)                  (20)
                                                         -------               -------

       EARNINGS (LOSS) PER COMMON SHARE:
                   Basic                                 $(0.094)              $(0.010)
                                                         -------               -------
                   Diluted                               $(0.081)              $(0.009)
                                                         -------               -------

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
                   Basic                                   3,079                 2,100
                                                         -------               -------
                   Diluted                                 3,575                 2,150
                                                         -------               -------




        The accompanying notes are an integral part of these statements.

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE MONTHS ENDED MARCH 31,
                                   (unaudited)
                             (Amounts in thousands)




                                                                     1998             1997
                                                                     ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:

       Net earnings (loss)                                          $(290)             (20)
       Adjustments To Reconcile Net Earnings (loss)
       to Net Cash Provided (Used) by Operating Activities:
       Depreciation and amortization                                   52                9
       (Increase) Decrease in
       Accounts receivable                                            (41)             --
       Deposits                                                        (5)
       Increase (Decrease) in
       Accounts payable and accrued liabilities                        38               (5)
       Accrued compensation                                            77                6
                                                                    -----              ---

Net Cash Provided (Used) In Operating Activities:                    (169)             (10)
                                                                    -----              ---

CASH FLOW FROM INVESTING ACTIVITIES:

       Net collections on notes receivables                            46              --
       (Increase) Decrease of property and equipment                   36
       Proceeds (Costs) of investment in subsidiary                    (1)             --
       (Increase) Decrease in other assets                           --                 (1)
                                                                    -----              ---

Net Cash Provided (Used) In Investing Activities:                      81               (1)
                                                                    -----              ---

CASH FLOW FROM FINANCING ACTIVITIES:


       Issuance of common stock                                        40               10
       (Increase) Decrease of equipment under capital leases          (29)             --
       Net proceeds from (repayment of) note to stockholder            77                2
                                                                    -----              ---

Net Cash Provided (Used) From Financing Activities                     88               12
                                                                    -----              ---
Increase (Decrease) In Cash                                             0                1
                                                                    -----              ---

Cash at Beginning of Period                                             2                1
                                                                    -----              ---
Cash at End of Period                                               $   2                2
                                                                    -----              ---

SUPPLEMENTAL DISCLOSURES

       Cash paid during the period for interest and income taxes       12              --
                                                                    -----              ---




         The accompanying note are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997

(1)  BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Regent Technologies, Inc. (the "Company") included in the 1996 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three-month period ended March 31, 1998 have been included.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Regent Technologies, Inc. (the "Company"), formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organization, issuance of equity capital and acquisition of developed and undeveloped oil and gas properties. In 1992, the Company redirected its core business to environmental technologies and the joint-venture of water filtration systems. In 1994, the Company acquired SSB Environmental, Inc., which was organized for the purpose of providing environmental services. In 1996, the Company divested its environmental interests and licensed propriety technology for the purpose of offering Internet access and related products and services (the "Technology License"). In January, 1998, the Company announced its entry into the digital prepress and printing business through a new subsidiary company, Regent Digital Imaging, Inc. ("Regent Digital"). Regent Digital engages in on-demand print and digital prepress business in the Dallas - Ft. Worth markets. At the shareholders meeting held on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the Common Stock of the Company. The Company conducts its operations through four wholly owned subsidiaries: (i) Regent Digital Imaging, Inc.; (ii) ConnecTen, L.L.C.; (iii) Regent Tel1 Communications, Inc.; and (iv) Channel Services, L.C. Regent's executive officers are located at 16415 Addison Road, Suite 150, Dallas, Texas 75248 and its telephone number is (972) 732 9585.

Depreciation and Amortization

Depreciation of furniture and fixtures is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes. Amortization of all licenses is provided in amounts which reflect the anticipated minimum number of years of the term of the license (10 years).

Income Taxes

The Company utilizes the method of accounting for income taxes set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and amortization. The Company has not recognized the benefit of any net operating loss carryforwards as the result of adopting SFAS 109, and no deferred tax assets have been recorded in the books of the Company due to uncertainty as to the Company's ability to utilize the loss carryforwards.

                          NOTES TO FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Consolidated Statements of Cash Flows

The Company does not consider any of its assets to meet the definition of a cash equivalent.

Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted for years ending after December 15, 1997. Accordingly, the Company has adopted the provisions of the new statement.

The following table sets forth the computation of basic and dilutive earnings per share:


                                                                      Three Months Ended
                                                                 ---------------------------
                                                                          March 31,
                                                                    1998            1997
                                                                 -----------     -----------
Numerator for basic and diluted earnings per
         share-net income available for common
         stockholders........................................... $  (290,107)    $   (20,001)

Denominator:
         Denominator for basic earnings per share--
           weighted average shares..............................   3,078,546       2,150,087
         Effect of dilutive securities:
           Stock options........................................     496,668             -0-
           Warrants.............................................         -0-             -0-

Denominator for basic and diluted earnings per share-adjusted
         weighted-average shares and assumed conversions........   3,575,214       2,150,087



The following securities have been excluded from the dilutive per share computation as they are antidilutive:


                                         Three Months Ended
                                       ----------------------
                                              March 31,
                                         1998           1997
                                       -------        -------
         Stock options ............        -0-           -0-
         Warrants .................    346,654           -0-



(3)   STOCKHOLDERS' EQUITY

Common Stock: As of March 31, 1998, 3,553,693 shares of Common Stock were issued and outstanding.

Preferred Stock:  None

                          NOTES TO FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997

(4)  STOCK OPTION PLANS AND WARRANTS

Pursuant to certain director and employment agreements, a total of 496,668 options have been granted at exercise prices ranging from $0.30 to $0.60 per share predominantly with a maturity date of December 31, 2000. With the acquisition of Channel Services, 13,334 warrants were issued to purchase the same number of shares for $1.80 per share with an exercise date of before December 31, 1998. Upon the successful placement of 666,667 shares of restricted common stock for $0.60 per share, an additional 333,333 warrants were issued for the purchase of the same number of shares for $1.00 per share with an exercise date between June 30, 1998 and on or before January 2, 1999. All options and warrants are for the purchase of newly issued, restricted shares of Common Stock of the Company.

(5)   CREDIT FACILITIES

At March 31, 1998, the Company's debt consisted of the following:

       Capital lease with Cisco Systems, Inc. dated 2/3/98 in the amount of $24,594 payable in 36 monthly installments of $760.05 plus tax;

       Capital lease with Cisco Systems, Inc. dated 12/18/97 in the amount of $60,110 payable 36 monthly installments of $1,857.72 plus tax;

       Three capital leases with Eagle Leasing dated 2/1/98 in the amount of $725,000 payable in 36 monthly installments of $16,526 plus tax;

Less current portion:

       Line of Credit for $250,000, dated January 1, 1998; interest at 8% with maturity at December 31, 1998; $76,646 outstanding at March 31, 1998.


(6) OTHER ASSETS



                                                         March 31,        December 31,
                                                           1998              1997
                                                         ---------        ------------
Investment, minority ownership SSBE                        13,496           13,496

Deposits                                                    5,065             --

Technology License, less accumulated amortization
of $54,624 and $45,520  in 1998 and 1997, respectively    309,771          318,875

Goodwill, less accumulated amortization of $5,977 in
1998                                                       99,683             --

Organization Costs                                          2,729             --


                          NOTES TO FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997

(7)   TRANSACTIONS WITH RELATED PARTIES

The Company entered into a borrowing line of credit agreement with its Chairman under which the Company may borrow up to $250,000 for the Company's working capital needs. The line matures at December 31, 1998 and bears interest at a rate of 8 per cent per annum. At March 31, 1998, the amounts borrowed under the line of credit totaled $76,646.

 (8) COMMITMENTS

On September 1, 1997, the Company opened a new office located at 2929 Elm St., Dallas, Texas 75226 under a five year lease which provides for rental payments of $3,500 per month. The Company entered into a lease for Regent Digital Imaging, Inc. at 16415 Addison Road, Suite 150, Dallas, Texas, 75248 which provides for rental payments of $4,670.61 through February 17, 2000.

(9)   SUBSEQUENT EVENT

On April 24, 1998, the Company signed a Letter Agreement to merge the operations of Digital Press & Imaging, L.L.C. ("DPI") into Regent Digital which will add three digital printing operating offices (the "DPI Merger"). The expected closing of the DPI Merger is on or before July 1, 1998. Following the closing, DPI will change its name and operate under the auspices of Regent Digital. Following the DPI Merger, the Company will have an operating presence in five major markets, including Dallas, Ft. Worth, Austin, San Antonio and Tulsa, Oklahoma.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The statements contained in this Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the Internet business and the digital print industry; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; (vi) the Company's ability to develop, market, provide and achieve market acceptance of new service offerings to new and existing clients; (vii) governmental regulations related to the Internet and
(viii) governmental regulations for environmental safeguards related to the printing business.

BUSINESS

         Regent Technologies, through its subsidiaries, provides a broad range of digital prepress and digital short run color printing services for the printing, publishing and packing marketplace. In addition, the Company offers Internet access to the professional and corporate marketplace with an emphasis on Internet access for digital printing operations. Digital prepress involves the creation and manipulation of a combination of text, graphics, or photographs to be used on a printed page. The process can range from scanning images into computer networks to downloading customer created files for processing to various digital output devices. The prepress services afford customers the ability to modify or enhance a digital image throughout the design and approval process with faster turnaround and at a lower price than traditional or non-digital prepress process. Digital printing is made up of "on demand" high quality, "short run" (1 to 1,000 pieces), full color digital printing through the use of state-of-the-art digital printing equipment. Regent's key digital printing devices are the Indigo E-Print 1000 digital sheetfed printing presses with plans to add the Heidelburg DI for longer runs. A long-term objective for Regent is to build a "digital information distribution network" with archiving and network capabilities. This network would have an open architecture that could service its users in a variety of ways, including access over the Internet through Regent's "on net" facility in downtown Dallas, Texas, operated through the Company's wholly owned subsidiary, ConnecTen, L. L.C.

ACQUISITION STRATEGY

         With its entry into the digital printing industry through Regent Digital and the DPI Merger (see "Recent Business Developments"), the Company will seek to expand this business with the acquisition of companies in markets with concentrations of graphic artists and marketing professionals which have the potential to utilize digital prepress and digital printing operations as well as digital distribution networks. The Company believes it will be regarded by acquisition candidates as an attractive acquiror because of: (1) the Company's plans for creating a national presence of comprehensive and professionally managed digital prepress and printing operation centers that emphasize the development of long-term customer relationships at the local, regional and national levels; (2) the Company's decentralized operating philosophy; (3) the potential for owners of the acquired businesses to participate in the Company's planned growth while realizing liquidity; (4) the Company's increased name recognition and its access to financial resources as a public company; and (5) the potential for increased profitability of the acquired company due to purchasing economics and the centralization of certain administrative functions. The Company is currently involved in negotiations with acquisition candidates in addition to the acquisition under the DPI Merger letter of intent.

RESULTS OF OPERATIONS

         The Company's net loss for the period ended March 31,1998 was $290,107, or $.081 cents per common share, compared with a net loss of $20,001, for the same period in 1997. The difference was due to the increase of costs associated with expanded Internet operations and the startup expenses of the new Regent Digital Imaging, Inc. prepress and printing business.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

         Net Sales. Net sales from operations for the three months ended March 31, 1998 were $101,947, an increase of $99,947 or 4,997.3%, compared to $2,000 for the three months ended March 31, 1997. The increase in net sales was primarily attributable to the inclusion of new sales from the Company's entry into the prepress and digital printing business which created revenues of $50,357 beginning in February, 1997, plus continued growth in the Internet and telecommunications revenues of $51,589.

         Cost of Sales. Costs of goods sold for the three months ended March 31, 1998 was $71,995, an increase of $71,495 compared to the same period in 1997. The increase was primarily due to the new printing operations.

         Gross Profit. Gross profit for the three months ended March 31, 1998 was $29,952, an increase of $29,452 compared to the same period of 1997. Gross profit as a percent of sales was 70.62%. The prepress and digital printing gross profit as a percent of sales was 57.3% and the Internet and telecommunications gross profit as a percent of sales was 84.2%. Both percentage amounts are the result of one-time costs related to opening new offices for increasing sales capacity.

         Miscellaneous income. The Company had consulting and commission income through its telecommunication interests in the first quarter of 1998.

         Selling, general and administrative expense. For the three months ended March 31, 1998, selling, general and administrative expenses increased $254,000 from 1997 due to the increase of operating costs associated with digital imaging and Internet activities related primarily to salary expense for increased management and operations personnel.

         Depreciation and amortization. For the three months ended March 31, 1998, amortization expense for goodwill and intangibles increased to $52,000 compared to the same period in 1997 due to the amortization of goodwill and the depreciation of capitalized leases .

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, excluding amounts owed to officers and affiliates, the Company had net working capital of $(291,000) compared to $(30,000) for the same period in 1997.

     Net cash used by operating activities totaled $169,000 for the three months ended March 31, 1998. This amount was reduced by the Chairman and the President deferring all compensation under their employment contracts and other partial deferrals totaling $77,000. Cash provided from investing activities was due to the collection of a note receivable from the Chairman of $46,000 and the return of equipment to Ascend Communications, Inc. which had been received under an evaluation program. Cash provided from financing activities increased $76,000 principally from $40,000 for the sale of new restricted previously unissued common stock and $77,000 from the line of credit with the Chairman. The Company is current on all trade payables excluding amounts owed to officers and affiliates. The net effect of cash flows from operating activities, investing activities and financing activities was zero. The Company believes that current cash balances, available borrowing capacity on its line of credit and cash generated from operations will provide sufficient cash to meet its operating requirements.

OTHER MATTERS

         The Company believes that its management information systems are able to process all transactions including those relating to the year 2000 and beyond. Additionally, the Company uses an independent service bureau for the processing for payroll and payroll tax related operations and has been notified by the service bureau that all of its systems will be fully compliant with year 2000 requirements. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not effect the information systems of such customers and vendors as they relate to the Company's business or that any such impact would not have a material adverse effect on the Company's business, financial condition or results of operations.


                            PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Pursuant to an option approved by the Board of Directors effective April 1, 1997, certain employees elected to convert earned but unpaid salaries at December 31, 1998 in the amount of $226,363 to 709,543 shares of newly issued restricted Common Stock of the Company.

         Pursuant to the annual shareholders meeting held on March 4, 1998, the Company reversed its stock 1 for 6 effective April 1, 1998. The amounts of stock presented in this Form 10-QSB reflect this stock reverse except the amounts shown in Item 4 next.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Stockholders of the Company was held on March 4, 1998.

         There were 9,958,288 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:


                       Nominee                     For          Withheld
                       -------                     ---          --------
                     Roy W. Mers                9,950,656       9,632
                     David A. Nelson            9,950,656       9,632
                     Gordon M. Boyd             9,950,656       9,632
                     William D. Bingham         9,950,656       9,632


         Also, at the meeting, a vote was taken on the proposal to reverse the stock 1 for 6. Of the 9,958,288 shares present at the meeting in person or by proxy, 9,921,985 shares were voted in favor of such proposal, 28,592 shares were voted against and 7,711 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

         Subsequent to the end of the quarter, on April 24, 1998, the Company signed a Letter Agreement to merge the operations of Digital Press & Imaging, L.L.C. ("DPI") into Regent Digital Imaging, Inc. (the "DPI Merger"). The expected closing of the DPI Merger was announced as on or before July 1, 1998. Following the closing, DPI will change its name and operate under the auspices of Regent Digital. Following the DPI Merger, the Company will have an operating presence in five major markets, including Dallas, Ft. Worth, Austin, San Antonio and Tulsa, Oklahoma.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  27 Financial data schedule for the quarter ended March 31, 1998 (included only in the copy of this report filed electronically with the Commission).

         (b)   Reports of Form 8-K

                  On March 30, 1998, the Company filed a Current Report on Form 8-K reporting the Company's entry into the prepress and digital printing business through a newly formed wholly owned subsidiary, Regent Digital Imaging, Inc.

                  Subsequent to the end of the quarter, on May 12, 1998, the Company filed a Current Report on Form 8-K reporting a letter of intent to acquire Digital Press & Imaging, LLC, in a transaction valued at about $4,500,000.


                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            REGENT TECHNOLOGIES, INC.
                                                (Registrant)


Date:  May 20, 1998                         By:  Roy W. Mers
                                                 ------------------------------
                                                 Roy W. Mers
                                                 Principal Executive Officer

Date:  May 20, 1998                         By:  David A. Nelson
                                                 ------------------------------
                                                 David A. Nelson
                                                 Principal Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------
   27          Financial data schedule for the quarter ended March 31, 1998
               (included only  in the copy of this report filed electronically with the Commission).
