Form 10QSB
period 1998-06-30
REGENT TECHNOLOGIES INC
filed 1998-08-26
CIK 319200

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1998

                  Commission file Number     0-9519

                   Regent Technologies, Inc.
       (Exact name of registrant as specified in its charter.)

           Colorado                              84-0807913
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)         Identification No.)

           16415 Addison Road, Suite 150, Dallas, Texas  75248
          (Address of principal executive offices      (Zip Code)

     Registrant's telephone number, including area code:
     (972) 732-9585

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

     Common Stock, $.01 Par Value - 3,553,693 shares as of
June 30, 1998.

                 PART I. - FINANCIAL INFORMATION

                      REGENT TECHNOLOGIES, INC.

              STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                  FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED JUNE 30, 1998 AND 1997
                              (Unaudited)
             (Amounts in thousands, except per share data)

                            Three months ended  Six months ended
                                  June 30            June 30
                            __________________  _________________
                              1998      1997     1998     1997
REVENUES
  Digital prepress and
    printing sales           $  163      --       213      --
  Internet sales and service     84       3       131       5
  Interest income and other       8      --        13      --
                             ------     ---     -----     ---
                                255       3       357       5

COSTS OF SALES
  Cost of prepress and
  printing sales                  88      --       117      --
  Cost of Internet sales
  and services                    33      --        76      --
                              ------    ----      ----     ---
GROSS PROFIT                $    134       3       164       5

OTHER DEDUCTIONS
 General and administrative     281       69       537      82
 Depreciation and
 amortization                    43        9        95      18
 Interest expense and other      13       --        25      --
                               ____      ___      ____    _____
NET EARNINGS (LOSS)            (203)     (75)     (493)     (95)
                               -----    ----     -----    -----
NET EARNINGS (LOSS)
APPLICABLE TO COMMON STOCK   $ (203)     (75)     (493)     (95)
                             -------     ----     -----     ----

EARNINGS (LOSS) PER COMMON
SHARE - basic  and diluted   $(0.057)  (0.036)   (0.149)   (0.045)
                             --------  -------   -------   -------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - basic and
diluted                        3,544    2,111     3,316     2,106

             The accompanying notes are an integral part of these statements.

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                            (Amounts in thousands)

                               June 30, 1998      December 31, 1997
                               ______________      _______________

ASSETS
Current Assets
  Cash                               $     4             $    2
  Accounts receivable                    126                 12
  Notes receivable                         0                 46
  Inventory                               15                 --
  Other current assets                     1                 --
                                      ______             ______
Total Current Assets                     146                 60
 Property and Equipment - At Cost
  Furniture and fixtures                  15                  7
  Printing equipment                     745                 --
  Computer and electronic equipment      173                224
                                      ______             ______
                                         933                231
 Less accumulated depreciation and
  amortization                           108                 14
                                      ______             ______
                                         825                217
OTHER ASSETS                             437                335
                                      ------             ------
TOTAL ASSETS                        $  1,408             $  612

LIABILITIES
Current Liabilities
  Current portion of long term debt $     93             $   20
  Unearned revenues                       --                  5
  Accounts payable and accrued
   liabilities                           271                178
  Accrued compensation                   141                226
  Notes payable to affiliates              5                 --
                                      ______             ______
Total Current Liabilities                510                429

Long Term Debt                           888                 40

Stockholder's Equity
  Common stock, par value $.01 per share;
   authorized 100,000,000 shares
   issued and outstanding -
   3,553,693 and 2,561,198 shares         35                 26
  Capital in excess of par value       3,150              2,799
 Accumulated deficit                  (3,175)            (2,682)
                                      _______            _______
Total Stockholders' Equity            $   10             $  143

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $1,408             $  612


          The accompanying notes are an integral part of these statements.

                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                               (Unaudited)
                          (Amounts in thousands)

                                        1998               1997
                                        ----               ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss)                  $ (493)            $  (95)
Adjustments To Reconcile Net
 Earnings (loss) to Net Cash Provided
 (Used) by Operating Activities:
  Depreciation and amortization           95                 18
 (Increase) Decrease in
  Accounts receivable                   (114)                (1)
  Other current                          (16)
 Increase (Decrease) in
  Accounts payable and
   accrued liabilities                   166
  Accrued compensation                   141                  62
                                      _______            _______
Net Cash Used In Operating Activities $ (221)            $  (16)
                                      _______            _______

CASH FLOW FROM INVESTING ACTIVITIES:

 Net collections on notes receivable  $    46                 --
 (Inc) Dec of property and equipment  $    51                 (1)
 Proceeds (Costs) of investments in
 subsidiary                                (2)                --
 (Inc) Dec in other assets                (28)                 --
                                      _______            _______
Net Cash Provided (Used) In
  Investing Activities                $    67             $   (1)

CASH FLOW FROM FINANCING ACTIVITIES:

  Issuance of common stock                 40                 25
  (Increase) Dec of equipment under
  capital leases                          (66)                --
  Net proceeds from (repayment of)
  note to stockholder                     182                  (2)
                                      _______              _______
Net Cash Provided (Used) From
   Financing Activities                $  156               $   23
                                      _______              _______
   Increase (Decrease) in Cash              2                    6
 Cash at Beginning of Period                2                    1
                                      _______              _______
 Cash at End of Period                 $    4               $    7

SUPPLEMENT DISCLOSURES

  Cash paid for interest and
  income taxes                             25                  --


       The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1998 (unaudited) and December 31, 1997

(1)  BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Regent Technologies, Inc. (the "Company") included in the 1997 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 1998 and the results of its operations and its cash flows for the six month period ended June 30, 1998 have been included.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Regent Technologies, Inc. (the "Company"), formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organization, issuance of equity capital and acquisition of developed and undeveloped oil and gas properties. In 1992, the Company redirected its core business to environmental technologies and the joint-venture of water filtration systems. In 1994, the Company acquired SSB Environmental, Inc., which was organized for the purpose of providing environmental services. In 1996, the Company divested its environmental interests and licensed propriety technology for the purpose of offering Internet access and related products and services (the "Technology License"). In January, 1998, the Company announced its entry into the digital prepress and printing business through a new subsidiary company, Regent Digital Imaging, Inc. ("Regent Digital"). Regent Digital engages in on-demand print and digital prepress business in the Dallas - Ft. Worth markets. At the shareholders meeting held on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the Common Stock of the Company. The Company conducts its operations through four wholly owned subsidiaries:
(i) Regent Digital Imaging, Inc.; (ii) ConnecTen, L.L.C.; (iii) Regent Tel1 Communications, Inc.; and (iv) Channel Services, L.C. Regent's executive offices are located at 16415 Addison Road, Suite 150, Dallas, Texas 75248 and its telephone number is (972) 732 9585.

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

NOTES TO FINANCIAL STATEMENTS
June 30, 1998 (unaudited) and December 31, 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--continued

Consolidated Statements of Cash Flows

The Company does not consider any of its assets to meet the definition of a cash equivalent.

Loss Per Share

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings
(loss) per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivilents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted
EPS are the same for the periods presented, and all common stock equivalents are antidilutive.

(3) STOCKHOLDERS' EQUITY

Common Stock: As of June 30, 1998, the Company has 100,000 shares authorized and 3,553,693 shares of Common Stock were issued and outstanding.

Preferred Stock: As of June 30, 1998, the Company has 30,000,000 shares authorized and there were no shares of Preferred Stock issued or approved for issuance.

(4)  STOCK OPTION PLANS AND WARRANTS

Pursuant to certain director and employment agreements, the following stock options have been granted: 325,000 shares at an exercise price of $0.30 per share, 66,668 shares at an exercise price of $0.45 per share and 130,000 shares at an exercise price of $0.60 per share. Upon the placement of 166,667 shares of restricted common stock for $0.60 per share, an additional 333,333 warrants were issued for the purchase of the same number of shares for $1.00 per share. The exercise date for all of the aforementioned options and warrants has been extended to on or before June 30, 2003. With the acquisition of Channel Services, 13,334 warrants were issued to purchase the same number of shares for $1.80 per share with an exercise date of on or before December 31, 1998. All options and warrants are for the purchase of newly issued, restricted shares of Common Stock of the Company.

(5) CREDIT FACILITIES

At June 30, 1998, the Company's debt consisted of the following:

Capital lease with Cisco Systems, Inc. dated 2/3/98 in the amount of
$24,594 payable in	36 monthly installments of $760.05 plus tax;

Capital lease with Cisco Systems, Inc. dated 12/18/97 in the amount of $60,110 payable in 36 monthly installments of $1,857.72 plus tax;

Capital lease with Ascend Communications, Inc. dated 6/15/98 in the amount of $64,571 payable in 24 monthly installments of $2,972 plus tax;

Three capital leases with Eagle Leasing dated 2/1/98 in the amount of
$725,000 payable	in 36 monthly installments of $16,526 plus tax;

Less current portion:

Capital lease current portion of $114,863 outstanding at June 30, 1998, and

Line of Credit for $250,000, dated January 1, 1998; interest at 8% with maturity at December 31, 1998; $182,000 outstanding at June 30, 1998.


(6) OTHER ASSETS
                     		             June 30,       		December 31,
	                                    1998          		      1997

Investment, minority
ownership SSBE                 		    13,496             13,496

Deposits                              4,065                -

Technology License, less
accumulated amortization
of $63,842 and $45,004  in
1998 and 1997, respectively          300,326            318,520

Goodwill, less accumulated
amortization of$5,977 in 1998				    116,362                -

Organization Costs                     2,828            		 -


(7) TRANSACTIONS WITH RELATED PARTIES

On January 1, 1998, the Company entered into a borrowing line of credit agreement with its Chairman under which the Company may borrow up to $250,000 for the Company's working capital needs. The line matures at December 31, 1998 and bears interest at a rate of 8 per cent per annum. At June 30, 1998, the amounts borrowed under the line of credit totaled $182,000.

On January 22, 1998, Regent Digital entered into an exclusive marketing agreement with Regent Digital Marketing, Inc., a company owned wholly by the wife of the Chairman. The owner has over 15 years' experience in the sales and marketing of printing products and services, including extensive marketing of on-demand printing services for the past five years. The marketing agreement provides for a commission to be paid to Regent Digital Marketing, Inc. equal to 12% of all sales of Regent Digital in the Dallas-Ft. Worth market.

On February 1, 1998, Regent Digital executed an equipment lease with Eagle Leasing Unlimited, L.L.C., covering the computer and printing equipment in the Dallas facility. Robert D. Nash, who upon completion of the DPI Merger will become a significant stockholder and executive officer of the Company, owns a majority interest of the leasing company. See Recent Developments in "Management's Disscussion and Analysis" for additional details.

On June 1, 1998, Regent entered into a Consulting Services Agreement with Jason Wirtzer whereby he will serve as a conduit of information between Regent and the investment community. The consideration agreed to was 50,000 shares of newly issued restricted Common Stock of the Company and an option to purchase 50,000 shares of newly issued restricted Common Stock of the Company for $1.00 per share.


(8) COMMITMENTS

On September 1, 1997, the Company opened a new office located at 2929
Elm St., Dallas, Texas 75226 under a five year lease which provides for rental payments of $3,500 per month. The Company entered into a lease for Regent Digital Imaging, Inc. at 16415 Addison Road, Suite 150, Dallas, Texas, 75248 which provides for rental payments of $5,983 through February 17, 2000.

(9) OPERATIONS FOR SALE

On September 15, 1996, the Company announced it had initiated high-speed Internet access for home and business in the Dallas metroplex through a new wholly owned subsidiary, Regent Tel1 Communications, Inc. ("Regent TEL1").
The Internet access is provided through the National Knowledge Networks, Inc. digital network under a Technology License which licenses the hardware and the software necessary for the Company to offer dial-up access to the Internet. The License was obtained for Common Stock of the Company from NKN Technologies, Inc. which is under license from National Knowledge Networks, Inc., the latter company being recently acquired by VERIO, Inc., a NASDQ public company. On January 1, 1998, Regent acquired Channel Services, L.C. for Common Stock and warrants. The acquisition of Channel Services,
L.C. allowed Regent TEL1 to succeed to Channel's status as a preferred customer of AT&T Wireless Services Corp. Regent TEL1 markets the AT&T wireless products to its Internet customers along with other telecommunication services and products. With the emphasis the Company is placing on the digital print business and networks, the Company has made plans to divest its dialup Internet operations and its offering of telecommunications products and services. This divestiture of these operations when and if the divestiture takes place will have a positive of reducing net losses primarily due to the elimination of the depreciation and amortization associated with the assets. These operations have had cumulative losses through June 30, 1998 of $19,318. The Company does not expect to realize a loss upon the sale of the related assets.

(10) SUBSEQUENT EVENTS

On July 16, 1998, the Company announced that Regent Digital, Inc., a wholly owned subsidiary of the Company, had initiated sales and service to the web printing markets through a strategisc alliance with ColorGraphics
Corporation. Regent Digital entered into a marketing agreement with ColorGraphics and will be the principal marketing company for ColorGraphics with regard to its web printing business in all Texas markets.

On July 22, 1998, the Company announced that Regent Digital, Inc. had initiated a new service called "Regent Digital Direct" for its digital print customers. The new service will allow Regent Digital's clients to transmit all of their digital work over the Internet or through direct, high-speed wide-area network connections directly to a Regent Digital secure server where it can be routed to a print facility and stored for client access at anytime. See Recent Developments in "Management's Discussion and Analysis" for additional details.

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

Business

Regent Technologies, through its subsidiaries, provides a broad range of digital prepress and digital short run color printing services for the printing, publishing and packing marketplace. In addition, the Company offers Internet access to the professional and corporate marketplace with an emphasis on Internet access for digital printing operations. Digital prepress involves the creation and manipulation of a combination of text, graphics, or photographs to be used on a printed page. The process can range from scanning into computer networks to downloading customer created files for processing to various digital output devices. The prepress services afford customers the ability to modify or enhance a digital image throughout the design and approval process with faster turnaround and at a lower price than traditional or non-digital prepress process. Digital printing is made up of "on demand" high quality, "short run" (1 to 1,000 pieces), full color digital printing through the use of state-of-the-art digital printing equipment. Regent's key digital printing devices are the Indigo E-Print 1000 digital sheetfed printing press and the Heidelburg DI printing press for longer runs. A long-term objective for Regent is to build a "digital information distribution network" with archiving and network capabilities. This network would have an open architecture that could service its users in a variety of ways, including access over the Internet through Regent's "on net" facility in downtown Dallas, Texas, operated through the Company's wholly owned subsidiary, ConnecTen, L.L.C.

Operations for Sale

On September 15, 1996, the Company announced it had initiated high-speed Internet access for home and business in the Dallas metroplex through a new wholly owned subsidiary, Regent Tel1 Communications, Inc. ("Regent
TEL1").  The Internet access is provided through National Knowledge
Networks, Inc. digital network under a Technology License which licenses the hardware and the software necessary for the Company to offer dial-up access to the Internet. The License was obtained for Common Stock of the Company from NKN Technologies, Inc. which is under license from National Knowledge Networks, Inc., the latter company being recently acquired by VERIO, Inc., a NASDQ public company. On January 1, 1998, Regent acquired Channel Services, L.C. for Common Stock and warrants. The acquisition of Channel Services, L.C. allowed Regent TEL1 to succeed to Channel's status as a preferred customer of AT&T Wireless Services Corp. Regent TEL1 markets the wireless products to its Internet customers along with other telecommunication services and products. With the emphasis the Company is placing on the digital print business and networks, the Company has made plans to divest its dialup Internet operations and its offering of telecommunications products and services. This divestiture of these operatons when and if the divesture takes place will have the positive effect of reducing net losses primarily due to the elimination of the depreciation and amortization associated with the assets. These operations have had cumulative losses through June 30, 1998 of $19,316. The Company does not expect to realize a loss upon the sale of the related assets.

Recent Developments

On March 20, 1998, the Company announced its entry into the digital printing and prepress business through its new subsidiary company, Regent Digital Imaging, Inc. ("Regent Digital"). Regent Digital was incorporated as a Texas corporation and was initiated because of the Company's knowledge of and access to the technologies related to this industry and the Company's belief that the digital printing business can be enhanced through utilization of the Internet.

On April 24, 1998, the Company signed a letter of intent to merge the operations of Digital Press & Imaging, L.L.C. ("DPI") into Regent Digital which will add three digital printing operating offices (the "DPI Merger"). Following the closing, DPI will change its name and operate under the auspices of Regent Digital. Following the DPI Merger, the Company will have an operating presence in five major markets, including Dallas, Ft. Worth, Austin, San Antonio and Tulsa, Oklahoma. The Company anticipates a closing of the merger on or before September 30, 1998.

On July 16, 1998, the Company announced that Regent Digital, Inc., a wholly owned subsidiary of the Company, had initiated sales and service to the web printing markets through a strategic alliance with ColorGraphics Corporation. Regent Digital entered into a marketing agreement with ColorGraphics and will be the principal marketing company for ColorGraphics with regard to its web printing business in all Texas markets.

On July 22, 1998, the Company announced that Regent Digital, Inc. had initiated a new service called "Regent Digital Direct" for its digital print customers. The new service will Allow Regent Digital's clients to transmit all of their digital work over the Internet or through direct, high-speed wide-area network connections directly to a Regent Digital secure server where it can be routed to a print facility and stored for client access at anytime. The new service is offered in conjunction with the Regent Technologies fiber hub facility in downtown Dallas operated by ConnecTen, LLC, also a subsidiary of Regent Technologies. The ConnecTen facility is an"on-net" fiber hub which served as the founding operating facility of broadcast.com. The facility is equipped with fiber from AT&T/TCG, WorldCom/MFS and Southwestern Bell and with Internet access through the Savvis National Network. The focus of ConnecTen is to provide a wide range of Internet services for corporate and professional customers including high-speed access, web hosting, server co-location and web page development. As part of the scope of the services provided to a corporate account, ConnecTen optimizes a customer's Internet needs at the least cost available. The service will provide secure access for Regent Digital's clients over the Internet or via direct, high-speed connections including ISDN and T-1 access speeds to facilitate the transfer, storage and printing of digital print files.

Acquisition Strategy

With its entry into digital printing, the Company will seek to expand this business with the acquisition of companies in markets with concentrations of graphic artists and marketing professionals which have the potential to utilize digital prepress and digital printing operations as well as digital distribution networks. The Company believes it will be regarded by acquisition candidates as an attractive acquiror because of:
(1) the Company's plans for creating a national presence of comprehensive and professionally managed digital prepress and printing operation centers that emphasize the development of long-term customer relationships at the local, regional and national levels; (2) the Company's decentralized operating philosophy; (3) the potential for owners of the acquired businesses to participate in the Company's planned growth while realizing liquidity; (4) the Company's increased name recognition and its access to financial resources as a public company; and (5) the potential for increased profitability of the acquired company due to purchasing economics and the centralization of certain administrative functions.

Results of Operations

The Company increased sales from $102,000 for the period ended March 31, 1998 to $357,000 for the period ended June 30, 1998 and gross profits for the same periods from $30,000 to $164,000. This represents a positive growth trend in sales and gross profits of 250% and 446% respectively as compared to the period ended March 31, 1998. The Company's net loss for the period ended June 30,1998 was $493,000, or $.149 cents per common share, compared compared with a net loss of $95,000, for the same period in 1997.
The difference was due to the increase of costs associated with expanded Internet operations and the startup expenses of the new Regent Digital Imaging, Inc. prepress and printing business. The Internet operations are centered on building recurring revenue through new subscriptions for dedicated Internet access. Recurring revenue for the three months ended June 30, 1998 averaged approximately $26,000 per month.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997.

Net Sales.  Net sales from operations for the three months ended
June 30, 1998 were $255,000, an increase of $252,000 or 8,400%, compared to $3,000 for the three months ended June 30, 1997. The increase in net sales was primarily attributable to new sales of $163,000 from the Company's entry into the prepress and digital printing business which commenced operatons in February, 1998, plus continued growth in the Internet and telecommunications revenues of $84,000.

Cost of Sales. Costs of sales for the three months ended June 30, 1998 was $121,000, an increase of $121,000 compared to the same period in 1997. The increase was due to the new printing operations with cost of sales of $88,000 and Internet access fees of $33,000.

Gross Profit. The Company had gross profits of $134,000 compared to $3,000 for the three months ended June 30, 1997. The 1998 gross profits were primarily attributable to the prepress and digital printing with gross profits of $75,000 and the Internet and telecommunications with gross profits of $51,000.

Other Deductions. For the three months ended June 30, 1998, general and administrative expenses increased $212,000 from 1997 due to the increase of operating costs associated with digital imaging and Internet activities related primarily to salary expense for increased management and operations personnel. These expenses include salaries of $78,000 to executive officers of the Company which have been deferred to preserve sach. Depreciation and amortization increased $34,000 due to the new print equipment and additional Internet and computer equipment. This amount includes $9,419 of amortization related to the Operations for Sale.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997.

Net Sales. Net sales from operations for the six months ended June 30, 1998 were $357,000, an increase of $352,000 or 7,040%, compared to $5,000 for the six months ended June 30, 1997. The increase in net sales was primarily attributable to new sales of $213,000 from the Company's entry into the prepress and digital printing business which commenced operations in February, 1998, plus continued growth in the Internet and telecommunications revenues of $131,000 compared to $5,000 for the same period in 1997.

Cost of Sales. Costs of sales for the six months ended June 30, 1998 was $193,000, an increase of $188,000 compared to the same period in 1997. The increase was due to the new printing operations and Internet access with cost of sales of $117,000 and $76,000, respectively.

Gross Profit. The Company had gross profits of $164,000 compared to $5,000 for the three months ended June 30, 1997. The 1998 gross profits were primarily attributable to the prepress and digital printing operations with gross profits of $96,000 and the Internet and telecommunications with gross profits of $55,000.

Other Deductions. For the six months ended June 30, 1998, general and administrative expenses increased $455,000 from 1997 due to the increase of operating costs associated with digital imaging and Internet activities related primarily to salary expense for increased management and operations personnel. These expenses include salaries of $141,000 to executive officers of the Company which have been deferred to perserve cash. Depreciation and amortization increased $77,000 due to the new print equipment and additional Internet and computer equipment. This amount includes $18,838 of amortization related to the Operations for Sale.

Liquidity and Capital Resources

At June 30, 1998, excluding amounts owed to officers and affiliates, the Company had a negative working capital of $364,000 compared to negative working capital of $83,000 for the same period in 1997. This amount includes $141.000 of salaries owed to employees of the Company.

     Net cash used by operating activities totaled $221,000 for the six months ended June 30, 1998. This amount would have been greater except for the Chairman and the President deferring all compensation under their employment contracts and other partial deferrals totaling $141,000. Cash provided from investing activities was due to the collection of a note receivable from the Chairman of $46,000 and the return of equipment to Ascend Communications, Inc. which had been received under an evaluation program. Cash provided of $156,000 from financing activities was principally from $40,000 for the sale of new restricted previously unissued common stock and $182,000 from the line of credit with the Chairman. The net effect of cash flows from operating activities, investing activities and financing activities was an increase to cash of $2,000. The Company believes that current cash balances, available borrowing capacity on its line of credit and cash generated from operations will provide sufficient cash to meet its operating requirements.

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

	Pursuant to the annual shareholders meeting held on March 4, 1998, the Company reversed its stock 1 for 6 effective April 1, 1998. The amounts of stock reflected in this Form 10-QSB reflect this stock reverse.

Item 4.  Submission of Matters To a Vote of Security Holders.

The Company did not submit any matter to the stockholders during the three months ended June 30, 1998.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

 27 Financial data schedule for the quarter ended June 30, 1998
 (included only in the copy of this report filed electronically with the Commission).

(b) Reports of Form 8-K


  On May 12, 1998, the Company filed a Current Report on Form 8-K reporting a letter of intent to acquire Digital Press & Imaging, LLC.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REGENT TECHNOLOGIES, INC.
                                  (Registrant)



Date:  August 19, 1998      By:  Roy W. Mers
                                 Roy W. Mers
                                 Principal Executive Officer

Date:  August 19, 1998      By:  David A. Nelson
                                 David A. Nelson
                                 Principal Financial Officer