Form 10QSB
period 1998-09-30
REGENT TECHNOLOGIES INC
filed 1998-11-23
CIK 319200

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1998

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

     Common Stock, $.01 Par Value - 3,648,693 shares as of
September 30, 1998.

                 PART I. - FINANCIAL INFORMATION

                      REGENT TECHNOLOGIES, INC.

              STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                  FOR THE THREE MONTHS AND NINE MONTHS

                      ENDED SEPTEMBER 30, 1998 AND 1997
                              (Unaudited)
             (Amounts in thousands, except per share data)

                            Three months ended  Nine months ended
                                 September 30       September 30
                            __________________  _________________
                              1998      1997     1998     1997
REVENUES
  Digital prepress and
    printing sales           $  246      --       459      --
  Internet sales and service    124      19       255      34
  Interest income and other      10      --        23      --
                             ------     ---     -----     ---
                                380      19       737      34

COSTS OF SALES
  Cost of prepress and
  printing sales                 96      --       213      --
  Cost of Internet sales
  and services                   61      11       137      20
                              ------    ----      ----     ---
GROSS PROFIT                $    223      8       387      14

OTHER DEDUCTIONS
 General and administrative     319       86       856     164
 Depreciation and
 amortization                    47       10       142      28
 Interest expense and other      16       --        41      --
                               ____      ___      ____    _____
NET EARNINGS (LOSS)            (159)    (88)     (652)    (178)
                               -----    ----     -----    -----
NET EARNINGS (LOSS)
APPLICABLE TO COMMON STOCK   $ (173)     (88)     (666)    (178)
                             -------     ----     -----     ----

EARNINGS (LOSS) PER COMMON
SHARE - basic  and diluted   $(0.048)  (0.041)   (0.192)   (0.082)
                             --------  -------   -------   -------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - basic and
diluted                        3,604    2,161     3,460     2,158

             The accompanying notes are an integral part of these statements.

                  REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                            (Amounts in thousands)

                               September 30, 1998  December 31, 1997
                               ______________      _______________

ASSETS
Current Assets
  Cash                               $     2             $    2
  Accounts receivable                    179                 12
  Notes receivable                         0                 46
  Inventory                               40                 --
                                        ______             ______
Total Current Assets                     221                 60

 Property and Equipment - At Cost
  Furniture and fixtures                  27                  7
  Printing equipment                     732                 --
  Computer and electronic equipment      174                224
                                      ______             ______
                                         933                231
 Less accumulated depreciation and
  amortization                           148                 14
                                      ______             ______
                                         785                217
OTHER ASSETS                             486                335
                                      ------             ------
TOTAL ASSETS                        $  1,492             $  612

LIABILITIES
Current Liabilities
  Current portion of long term debt $     52             $   20
  Unearned revenues                       --                  5
  Accounts payable and accrued
   liabilities                           507                178
  Accrued compensation                   185                226
  Notes payable                          270                 --
                                      ______             ______
Total Current Liabilities              1,014                429

Long Term Debt                           618                 40

Stockholder's Equity
  Common stock, par value $.01 per share;
   authorized 100,000,000 shares
   issued and outstanding -
   3,648,693 and 2,561,198 shares
   for 1998 and 1997, respectively        36                 26
  Capital in excess of par value       3,172              2,799
 Accumulated deficit                  (3,348)            (2,682)
                                      _______            _______
Total Stockholders' Equity               (140)               143

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $1,492              $  612


          The accompanying notes are an integral part of these statements.

                 REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               (Unaudited)
                          (Amounts in thousands)

                                        1998               1997
                                        ----               ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss)                  $ (666)            $  (178)
Adjustments To Reconcile Net
 Earnings (loss) to Net Cash Provided
 (Used) by Operating Activities:
  Depreciation and amortization          142                  1
 (Increase) Decrease in
  Accounts receivable                   (167)                (67)
  Other current                          (40)                (18)
 Increase (Decrease) in
  Accounts payable and
   accrued liabilities                   324                  16
  Accrued compensation                   185                 126
                                      _______            _______
Net Cash Used In Operating Activities $ (222)            $  (84)
                                      _______            _______

CASH FLOW FROM INVESTING ACTIVITIES:

 Net collections on notes receivable  $    46                 --
 (Inc) Dec of property and equipment  $    51                (22)
 Proceeds (Costs) of investments in
 subsidiary                               (40)                --
 (Inc) Dec in other assets                (90)                 --
                                      _______            _______
Net Cash Provided (Used) In
  Investing Activities                $   (33)             $  (22)

CASH FLOW FROM FINANCING ACTIVITIES:

  Issuance of common stock                 56                115
  (Increase) Dec of equipment under
  capital leases                          (74)                --
  Net proceeds from (repayment of)
  note to investor                         70                --
  Net proceeds for (repayment of )
  note to stockholder                     203                 --
                                      _______              _______
Net Cash Provided (Used) From
   Financing Activities                $  255               $  115
                                      _______              _______
   Increase (Decrease) in Cash              0                    9
 Cash at Beginning of Period                2                    1
                                      _______              _______
 Cash at End of Period                 $    2               $   10

SUPPLEMENT DISCLOSURES

  Cash paid for interest and
  income taxes                             41                  --


       The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1998 (unaudited) and December 31, 1997

(1)  BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Regent Technologies, Inc. (the "Company") included in the 1997 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the nine month period ended September 30, 1998 have been included.

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

NOTES TO FINANCIAL STATEMENTS
September 30, 1998 (unaudited) and December 31, 1997

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

(3) STOCKHOLDERS' EQUITY

Common Stock: As of September 30, 1998, the Company has 100,000,000 shares authorized and 3,648,693 shares of Common Stock were issued and outstanding.

Preferred Stock: As of September 30, 1998, the Company has 30,000,000 shares authorized and there were no shares of Preferred Stock issued or approved for issuance.

(4)  STOCK OPTION PLANS AND WARRANTS

Pursuant to certain director and employment agreements, the following stock options have been granted: 325,000 shares at an exercise price of $0.30 per share, 66,668 shares at an exercise price of $0.45 per share and 30,000 shares at an exercise price of $0.60 per share. Upon the placement of 166,667 shares of restricted common stock for $0.60 per share, an additional 333,333 warrants were issued for the purchase of the same number of shares for $1.00 per share. The exercise date for all of the aforementioned options and warrants has been extended to on or before June 30, 2003. With the acquisition of Channel Services, 13,334 warrants were issued to purchase the same number of shares for $1.80 per share with an exercise date of on or before December 31, 1998. All options and warrants are for the purchase of newly issued, restricted shares of Common Stock of the Company.

(5) CREDIT FACILITIES

At September 30, 1998, the Company's debt consisted of the following:

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

Less current portion:

Capital lease current portion of $82,382 outstanding at September 30, 1998, and

Line of Credit for $250,000, dated January 1, 1998, interest at 8% with maturity at December 31, 1998, $188,000 outstanding at September 30, 1998.

Line of Credit for $80,000, dated July 16, 1998, interest at 18% with maturity at December 31, 1998, $80,000 outstanding at September 30, 1998.


(6) OTHER ASSETS
                     		           September 30,       		December 31,
	                                    1998          		      1997

Investment, minority
ownership SSBE                 		      --                13,496

Deposits                              4,090                -

Technology License, less
accumulated amortization
of $72,608 and $45,004  in
1998 and 1997, respectively          291,560            318,520

Goodwill, less accumulated
amortization of $8,115 in 1998			    100,044                -

Organization Costs                    90,010             		 -


(7) TRANSACTIONS WITH RELATED PARTIES

On January 1, 1998, the Company entered into a borrowing line of credit agreement with its Chairman under which the Company may borrow up to $250,000 for the Company's working capital needs. The line matures at December 31, 1998 and bears interest at a rate of 8 per cent per annum.
At September 30, 1998, the amounts borrowed under the line of credit totaled $188,000.

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

(9) OPERATIONS FOR SALE

On September 15, 1996, the Company announced it had initiated high-speed Internet access for home and business in the Dallas metroplex through a new wholly owned subsidiary, Regent Tel1 Communications, Inc. ("Regent TEL1").
The Internet access is provided through the National Knowledge Networks, Inc. digital network under a Technology License which licenses the hardware and the software necessary for the Company to offer dial-up access to the Internet. The License was obtained for Common Stock of the Company from NKN Technologies, Inc. which is under license from National Knowledge
Networks, Inc., the latter company being recently acquired by VERIO, Inc., a NASDAQ public company. On January 1, 1998, Regent acquired Channel Services, L.C. for Common Stock and warrants. The acquisition of Channel Services,
L.C. allowed Regent TEL1 to succeed to Channel's status as a preferred customer of AT&T Wireless Services Corporation. Regent TEL1 markets the AT&T wireless products to its Internet customers along with other telecommunication services and products. With the emphasis the Company is placing on the digital print business and networks, the Company expects to divest its dialup Internet operations and its offering of telecommunications products and services during the final quarter of 1998.
This divestiture of these operations when and if the divestiture takes place will have a positive effect of reducing net losses primarily due to the elimination of the depreciation and amortization associated with the assets. These operations have had cumulative losses through September 30, 1998 of $27,034. The Company does not expect to realize a loss upon the sale of the related assets.

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

Operations for Sale

On September 15, 1996, the Company announced it had initiated high-speed Internet access for home and business in the Dallas metroplex through a new wholly owned subsidiary, Regent Tel1 Communications, Inc. ("Regent
TEL1").  The Internet access is provided through National Knowledge
Networks, Inc. digital network under a Technology License which licenses the hardware and the software necessary for the Company to offer dial-up access to the Internet. The License was obtained for Common Stock of the Company from NKN Technologies, Inc. which is under license from National Knowledge Networks, Inc., the latter company being recently acquired by VERIO, Inc., a NASDQ public company. On January 1, 1998, Regent acquired Channel Services, L.C. for Common Stock and warrants. The acquisition of Channel Services, L.C. allowed Regent TEL1 to succeed to Channel's status as a preferred customer of AT&T Wireless Services Corporation. Regent TEL1 markets the wireless products to its Internet customers along with other telecommunication services and products. With the emphasis the Company is placing on the digital print business and networks, the Company expects to divest its dialup Internet operations and its offering of telecommunications products and services during the fourth quarter of 1998. This divestiture of these operatons when and if the divesture takes place will have the positive effect of reducing net losses primarily due to the elimination of the depreciation and amortization associated with the assets. These operations have had cumulative losses through September 30, 1998 of $27,034. The Company does not expect to realize a loss upon the sale of the related assets.

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

Acquisition Strategy

With its entry into digital printing, the Company will seek to expand this business with the acquisition of companies in markets with concentrations of graphic artists and marketing professionals which have the potential to utilize digital prepress and digital printing operations as well as digital distribution networks. The Company is in significant neogtiations for the acquisition of three printing companies.

Results of Operations

The Company increased sales from $34,000 for the period ended September 30, 1997 to $737,000 for the period ended September 30, 1998 and gross profits for the same periods from $14,000 to $387,000. This represents a positive growth trend in sales and gross profits of 2,067% and 2,664% respectively. The Company's net loss for the period ended September 30,1998 was $652,000, or $.192 cents per common share, compared with a net loss of $178,000, for the same period in 1997. The difference was due to the increase of costs associated with expanded Internet operations and the startup expenses of the new Regent Digital Imaging, Inc. prepress and printing business. The
Internet operations are centered on building recurring revenue through new subscriptions for dedicated Internet access. Recurring revenue for the three months ended Septmber 30, 1998 averaged approximately $40,000 per month.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

Net Sales.  Net sales from operations for the three months ended
September 30, 1998 were $380,000, an increase of $361,000, compared to $19,000 for the three months ended September 30, 1997. The increase in net sales was primarily attributable to new sales of $246,000 from the Company's entry into the prepress and digital printing business which commenced operatons in February, 1998.

Cost of Sales. Costs of sales for the three months ended September 30, 1998 was $157,000, an increase of $146,000 compared to the same period in 1997. The increase was due to the new printing operations with cost of sales of $96,000 and Internet access costs of $61,000 compared to $11,000 in 1997.

Gross Profit. The Company had gross profits of $223,000 compared to $8,000 for the three months ended September 30, 1997. The 1998 gross profits were primarily attributable to the prepress and digital printing with gross profits of $150,000 and the Internet and telecommunications with gross profits of $63,000.

Other Deductions. For the three months ended September 30, 1998, general and administrative expenses increased $233,000 from 1997 due to the increase of operating costs associated with digital imaging and Internet activities related primarily to salary expense for increased management and operations personnel. These expenses include salaries of $44,000 to executive officers of the Company which have been deferred to preserve cash. Depreciation and amortization increased $37,000 due to the new print equipment and additional Internet and computer equipment.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

Net Sales. Net sales from operations for the nine months ended September 30, 1998 were $737,000, an increase of $703,000 or 2,067%, compared to $34,000 for the nine months ended September 30, 1997. The increase in net sales was primarily attributable to new sales of $459,000 from the Company's entry into the prepress and digital printing business which commenced operations in February, 1998, plus continued growth in the Internet and telecommunications revenues of $255,000 compared to $34,000 for the same period in 1997.

Cost of Sales. Costs of sales for the nine months ended September 30, 1998 was $350,000, an increase of $330,000 compared to the same period in 1997. The increase was due to the new printing operations and Internet access with cost of sales of $213,000 and $137,000, respectively.

Gross Profit. The Company had gross profits of $387,000 compared to $14,000 for the nine months ended September 30, 1997. The 1998 gross profits were primarily attributable to the prepress and digital printing operations with gross profits of $246,000 and the Internet and telecommunications with gross profits of $118,000.

Other Deductions. For the nine months ended September 30, 1998, general and administrative expenses increased $692,000 from 1997 due to the increase of operating costs associated with digital imaging and Internet activities related primarily to salary expense for increased management and operations personnel. These expenses include salaries of $185,000 to executive officers of the Company which have been deferred to perserve cash. Depreciation and amortization increased $114,000 due to the new print equipment and additional Internet and computer equipment. This amount includes $28,257 of amortization related to the Operations for Sale.

Liquidity and Capital Resources

At September 30, 1998, excluding amounts owed to officers and affiliates, the Company had a negative working capital of $410,000 compared to negative working capital of $143,000 for the same period in 1997.

     Net cash used by operating activities totaled $222,000 for the nine months ended September 30, 1998. This amount would have been greater except for the Chairman and the President deferring all compensation under their employment contracts and other partial deferrals totaling $185,000. Cash provided from investing activities was due to the collection of a note receivable from the Chairman of $46,000 and the return of equipment to Ascend Communications, Inc. which had been received under an evaluation program. Cash provided of $255,000 from financing activities was principally from $40,000 for the sale of new restricted previously unissued common stock and $188,000 from the line of credit with the Chairman plus $80,000 from the line of credit from Robert Teeter. The Company is not current on certain trade payables. The net effect of cash flows from operating activities, investing activities and financing activities was an no change to cash. The Company believes that current cash balances, available borrowing capacity on its line of credit, the ability to sell restricted common shares, and cash generated from operations will provide sufficient cash to meet its operating requirements.

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

Item 4.  Submission of Matters To a Vote of Security Holders.

The Company did not submit any matter to the stockholders during the three months ended September 30, 1998.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

 27 Financial data schedule for the quarter ended September 30, 1998 (included only in the copy of this report filed electronically with the Commission).

(b) Reports of Form 8-K
     None.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REGENT TECHNOLOGIES, INC.
                                  (Registrant)



Date:  November 20, 1998      By:  Roy W. Mers
                                 Roy W. Mers
                                 Principal Executive Officer

Date:  November 20, 1998      By:  David A. Nelson
                                 David A. Nelson
                                 Principal Financial Officer