Form 10-K
period 1998-12-31
REGENT TECHNOLOGIES INC
filed 1999-07-22
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31,1998
                 Commission File Number 0-9519


                   REGENT TECHNOLOGIES, INC.
    (Exact name of Registrant as specified in its charter)

            Colorado                            84-0807913
     (State of Incorporation)      (I.R.S. Employer Identification No.)

      2929 Elm Street, Dallas, Texas                 75226
(Address of Principal Executive Officers)          (Zip Code)

Registrant's telephone number, including area code: 214 741 9554

  Securities registered pursuant to Section 12(b) of the Act:
                             None

  Securities registered pursuant to Section 12(g) of the Act:

    Name of Each Exchange          Title of Each Class On Which Registered
        None                             Common Stock,$.01 Par Value

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 1999 was approximately $370,000.

Number of shares outstanding of the Registrant's Common Stock at June 30, 1999: 5,500,817 shares, par value $.01 per share.

                      REGENT TECHNOLOGIES, INC.
                    ANNUAL REPORT ON FROM 10-KSB
                 SECURITIES AND EXCHANGE COMMISSION

Item Number and Description                          Page

                            PART I

     Item 1. Business..............................    2

     Item 2. Description of Properties.............    3

     Item 3. Legal Proceedings.......................  3

     Item 4. Submission of Matters to a Vote of
             Security Holders.......................   3

                            PART II

     Item 5. Market for the Registrant's Common Equity
             and Related Matters.....................  3

     Item 6. Management's Discussion and Analysis of
             Fianancial Condition and Results of
             Operations............................... 4


     Item 7. Financial Statements and Supplemental
             Data..................................... 6

     Item 8. Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosures.............................. 6

                           PART III

     Item 9. Directors and Executive Officers of the
             Registrant.............................   6

     Item 10. Executive Compensation...............    7


     Item 11. Security Ownership of Certain Beneficial
              Owners and Management.................   8

     Item 12. Certain Relationships and Related
              Transactions.........................    9

                            PART IV

     Item 13. Exhibits, Financial Statements Schedules
              and Reports on Form 8-K................. 9

     Signatures....................................... 10

                            PART I

Item 1.  Description of Business

General

     The terms "Company" and "Regent" when used herein mean Regent Technologies, Inc. and its subsidiaries. Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. In 1994, new management redirected the Company's core business as an incubator for the development of emerging technologies and the shareholders voted to rename the Company at a shareholders meeting held on December 19, 1994. At the shareholders meeting held on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the Common Stock of the Company.

     On December 19, 1994, the Board approved the acquisition of SSB Environmental, Inc. ("SSBE") for restricted common stock and incentives. SSBE was the Company's entry into the landfill mining business in the State of New York. On September 15, 1996, the Company announced it had initiated highspeed Internet access for home and business using the National Knowledge Networks, Inc. ("NKN") digital network under a Technology License which licenses the hardware and the software necessary for the Company to offer access to the Internet. The License was obtained from NKN Technologies, Inc. ("NKN") for 2,500,000 shares of common stock of the Company, 600,000 registered shares and 1,900,000 restricted shares. On December 7, 1996, the License was assigned to the Company's wholly owned subsidiary, Regent Tel1 Communications, Inc. ("TEL1"). Effective September 1, 1997, Regent acquired ConnecTen, L.L.C. ("ConnecTen") for 100,000 shares of Regent restricted common stock. The focus of ConnecTen was to provide a wide range of Internet services for corporate customers including high-speed access, web hosting, server co-location and web page development. Effective January 1, 1998, TEL1 initiated the offering of wireless products through Regent's acquisition of Channel Services, L.C. which allowed TEL1 to succeed to Channel's status as a preferred customer of AT&T Wireless Services Corp. Channel Services was acquired through the issuance of 1,281,667 shares of restricted common stock and warrants which can be exercised for an additional 80,000 shares of Regent restricted common stock. On March 20, 1998, the Company announced its entry into the digital printing and prepress business through its new subsidiary company, Regent Digital Imaging, Inc. ("RDI"). RDI was incorporated as a Texas corporation and was initiated because of the Company's knowledge of and access to the technologies related to this industry and the Company's belief that the digital printing business can be enhanced through utilization of the Internet.

Recent Business Developments

      Effective January 1, 1998, the aforementioned named subsidiary companies have been divested to related parties. See "Item 12. Certain Relationships and Related Transactions." During the first quarter, 1999, the Company entered into negotiations to develop businesses related to landfill management and reclamation including the potential to enter the waste hauling business.

Employees

     At December 31, 1998, the Company had three employees.

Item 2.  Description of Property

Offices

      On September 1, 1997, the Company opened a new corporate office located at 2929 Elm St., Dallas, Texas 75226 under a five year lease which provides for rental payments of $3,500 per month.

Item 3.  Legal Proceedings

     The Company is a party to a lawsuit to resolve a disputed severance claim with a former employee in the amount of approximately $23,000. No other litigation or legal proceeding has been threatened against the Company.

Item 4.   Submission of Matters To Vote of Security Holders

     On March 4, 1998, the Company held its annual shareholders meeting at which the security holders elected four directors and voted to approve a one for six reverse split of the common stock.


                            PART II


Item  5.   Market  for  Regent's  Common  Equity  and  Related
Stockholder Matters

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

                                                  Bid Price
                                                High     Low

          1996
            1st  Quarter                        .06      .06
            2nd  Quarter                        .06      .06
            3rd  Quarter                        .48      .06
            4th  Quarter                        .48      .30

          1997
            1st  Quarter                        .36      .30
            2nd  Quarter                        .36      .30
            3rd  Quarter                        .72      .60
            4th  Quarter                        .72      .60

          1998
            1st  Quarter                        .72      .60
            2nd  Quarter                       1.25      .37
            3rd  Quarter                       1.00      .56
            4th  Quarter                        .32      .25

      The Company has not declared any cash dividends on its Common Stock since its inception. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of June 30,
1999, the approximate number of record holders of the Company's Common Stock was 2,210.

Item  6.   Management's Discussion and Analysis  of  Financial
Conditions and Results of Operation

General

     The statements contained in this Annual Report on Form 10-
KSB   that   are  not  historical  facts  are  forward-looking
statements  (as such term is defined in the Private Securities
Litigation  Reform  Act  of  1995)  that  involve  risks   and
uncertainties.    Such  forward-looking  statements   may   be
identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," should" or "anticipates" or the negative thereof or other
variations   thereon   or  comparable   terminology,   or   by
discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in
writing.   Such forward-looking statements may be included  in
various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized
executive  officer  of  the  Company.   These  forward-looking
statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Acquisition Strategy

     With the Company's decision to return to the landfill and waste related businesses (see "Recent Business Developments"), the Company will seek to expand this business with the acquisition of companies in markets where consolidations are an appropriate method for long-term growth. The Company expects to initiate operation centers in four new markets before December 31, 1999 primarily by the acquisition of existing companies.

Financial Condition

Liquidity and Capital Resources

     At December 31, 1998, excluding amounts owed to officers and affiliates, the Company had net working capital of zero dollars ($0.00). The Company has no amortization requirements under any term loan agreements. The Company is not current on its trade payables including amounts owed to officers and affiliates and continues to raise monies as needed through proceeds from the sale of the Company's restricted Common Stock.

1998 versus 1997

     The  Company's  net  loss for the  twelve  months  ending
December 31, 1998 was $666,000 or $.125 cents per common share, compared with a net loss of $379,000 for the same period in 1997. The difference was due to the loss on the disposal of discontinued divisions through divestiture of the Company's wholly owned subsidiaries.

1997 versus 1996

      The Company's net loss for the twelve months ending December 31, 1997 was $379,000 or $.027 cents per common share, compared with a net loss of $90,000 for the same period in 1996. The difference was due to the increase of general and administrative costs for the same periods which consists primarily of deferred management compensation of $226,000. For the twelve months ended December 31, 1997, general and administrative expenses increased $278,000 from 1996 due primarily to the increase of approxiamately $250,000 in salaries to officers of the Company. Through December 31, 1997, ConnecTen added $63,000 of revenues from new customers utilizing dedicated Internet access following the acquisition of ConnecTen in July, 1997. TEL1's expansion of its marketing through direct marketing channels resulted in the addition of over 50 independent sales representatives who have sold approximately 60 new service contracts for Internet access or long distance services which added $13,000 to revenues. The Technology License was modified to eliminate POP charges by NKN for the first 12 months of the License or until September 1, 1997 at which date charges of $500 per month were initiated and will continue for technical support utilized. For 1997, amortization expense for goodwill and intangibles increased $9,000 compared to the same period in 1996 due to the amortization of the Technology License for twelve months.

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

Item 7.  Financial Statements

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB.
A list of the financial statements filed wherewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

Item  8.   Changes  in  and  Disagreements  with  Accounts  on
Accounting and Financial Disclosure.

     None.

                           PART III


Item  9.  Directors, Executive Officers, Promoters and Control
Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

                                 Has  Been  A        Position With
Name                   Age       Director Since      Company

Roy W. Mers            52         March, 1996     Director, Chairman
David A. Nelson        51         October, 1992   Director, President
Gordon M. Boyd         53         December, 1994  Director
William D. Bingham     45         December, 1994  Director

Principal Occupations of Directors

     Mr. Mers has served as a director and Chief Executive Officer since March, 1997 and Chairman of the Company since April, 1997. From May, 1996 to March, 1997, Mr. Mers was the Chief Financial Officer and a Board member of National Knowledge Networks, Inc., the leading wholesale Internet provider in the Dallas/Ft. Worth metroplex. As the recent past President of Electronic Transmission Corporation, Mr. Mers directed the initial growth of the company which successfully developed network integration of managed care financial data. Mr. Mers was the founding stockholder of Huntington Systems which was instrumental in the integration of the Canon Color Laser technology as a computer output device. Mr. Mers served as a consultant to JC Penny Company and Sony Corporation to develop a viable digital photography. Mr. Mers holds a B.S. degree from Southern Methodist University and has completed graduate studies in economics and finance.

     Mr. Nelson has served as President and a Director of the Company since October, 1992. From November, 1988 to September, 1992, Mr. Nelson was President, Chief Executive Officer of Intramerican Corporation, formerly Intramerican Oil and Minerals, Inc., a public oil and gas corporation. Mr. Nelson managed the rebuilding of Intramerican through the addition of business segments related to gas gathering and property  management  and by increasing  proven  oil  and  gas reserves each year. The company moved from a negative earnings position in 1988 to consecutive profitable years in 1989, 1990 and 1991. Mr. Nelson is an attorney and has over ten years of banking experience. He holds a B.A. and J.D. from Baylor University and from Texas A & M a Masters in Computing Sciences. He was employed from 1971 to 1983 at Republic National Bank and last served as a Vice President in the commercial lending department.

      Mr. Boyd has served as Director of the Company since December, 1994. From 1988 to 1994, Mr. Boyd served as President of Schillinger, Salerni and Boyd, Inc. Mr. Boyd was an environmental policy aide to the State Assembly of New York from 1979 to 1983, when he was appointed executive director of the New York State Legislative Commission on Solid Waste Management. In 1989, he was appointed by the Governor to the State Solid Waste Management Board. He has a B.A. from Hamilton College.

      Mr. Bingham is CEO of Net Explorer, Inc., an internet consulting company serving the Fortune 500 companies. From 1986 to 1994, Mr. Bingham was a Vice President of Browning Ferris Industries where he helped launch BFI's medical waste business. He currently consults in the computer operations business with an emphasis on establishing intranet services. His educational background includes studies at Stanford University and UCLA.

Item 10.  Executive Compensation

     Compensation which the Company paid for services in all capacities for the year ended December 31, 1997, to the executive officers of the Company is set forth as follows:

                                   Long Term Compensation
             Annual Compensation           Awards      Payouts
(a)           (b)     (c)     (d)  (e)    (f)          (g)    (h)    (I)
Name                               Other
and                                Annual   Restricted
Principal                          Compen-  Stock    Options/LTIP     Other
Position      Year   Salary  Bonus sation(1)Awards   SARs(#) Payouts Comp.(3)
Roy W. Mers,  1998   $120,000     $6,000
CEO           1997    $90,000     $6,000
David A. Nelson, President
              1998   $110,000     $6,000
              1997    $87,000     $6,000
              1996    $24,000     $6,000
Steve Hughes, CFO
              1998    Terminated April, 1998
              1997    $30,000
Elaine Boze, General Counsel
              1998    $70,000
              1997    $12,000

(1)  Other Annual Compensation is an Automobile allowannce
(2) The CEO and President are compensated under Employment Contracts initiated effective on April 1, 1997 and have deferred all salary until the Company is capitalized.
(3) The Company paid, or otherwise incurred, a consulting fee of $24,000 to the President in 1996 and 1995.

Other Benefits

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

Principal Shareholders

     The   following  table  sets  forth  certain  information
respecting the holdings of each shareholders who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of more of more than 5% of the Common Stock of the Company. Each of the persons or entities named below as beneficially owning the shares set forth opposite his name has sole voting power and sole investment power with respect to such shares, unless
indicated.   The  amounts include spousal  ownership  and  the
grant of options.

     Name and address of      Amount and Nature of        Beneficial
     Beneficial Owner         Beneficial Ownership        Ownership

     Roy W. Mers                 858,780 Shares             19.76%
     1074 Bells Chapel
     Waxahachie, Texas 75165

     David A. Nelson             944,960 Shares             21.75%
     3212 Beverly Drive
     Dallas, Texas 75205

     William M. DeArman          500,000 Shares             11.51%
     5420 Huckleberry Lane
     Houston, Texas 77056

     Jesse G. Edwards            285,346 Shares              6.57%
     1890 Valley View Lane
     Tyler, Texas 75703

     NKN Technologies, Inc.       277,778 Shares              6.39%
     400 N. St. Paul, Suite 500
     Dallas, Texas 75201

Security Ownership of Management

     The following table sets forth certain information with respect to the Common Stock of the Company beneficially owned by the directors and the directors and officers as a group and include director options. The person named below as beneficially owning the shares set forth opposite his name, including options, has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

     Name and address of         Amount and Nature of   Beneficial
     Beneficial Owner            Beneficial Ownership   Ownership
     Roy W. Mers, Chairman           858,780 Shares      19.76%
     David A. Nelson, President      944,960 Shares      21.75%
     Gordon M. Boyd, Director         61,089 Shares       1.41%
     William D. Bingham, Director     16,667 Shares        .38%
     Officers and Directors as a
                Group              1,881,496 Shares      43.29%

Item 12.  Certain Relationships and Related Transactions

In April, 1997, the Directors approved the grant of stock options to the Chairman in the amount of 333,333 shares and to the President in the amount of 83,333 shares all with an exercise price of $.30 with an expiration of December 31, 1998. During 1998, the Chairman exercised his stock options.

The  Directors  also  approved in 1997 a  resolution  granting
8,333 shares each to the Chief Financial Officer and to the General Counsel to vest upon completion of their employment contracts.

During the third quarter, 1997, the Directors approved the grant of stock options to the General Counsel and the Chief Financial Officer in the amount of 75,000 shares and to the Director of the Integration Services Division of the Company in the amount of 66,667 shares each with an exercise price of $.30 and currently with an expiration date of June 30, 2003.

In October, 1997, the Board of directors passed a resolution giving all employees the election of taking restricted shares of the Company common stock, at a value of $.05 per share, in lieu of salaries owed through December 31, 1997, said election to be made on or before March 31, 1998.

During  the  first quarter, 1998, the Directors  approved  the grant  of  stock  and  stock options to  subsidiary  employees totaling 250,000 shares at exercise prices ranging from  $0.30 to $0.60 per share.


                            PART IV


Item 13. Exhibits, Financial Schedules and Reports on Form 8-K
(a)  Listing of Documents

     (1)  Financial Statements

          Reference   is  made  to  the  Index  to   Financial
          Statements on Page F-1.

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

          Reference is made to the Exhibit Index on Page 10.


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

     On July 23, 1998, Regent announced its entry into the web printing business through its subsidiary, Regent Digital, Inc.'s entering into a marketing allianace with ColorGraphics Corporation.

     On March 9, 1999 Regent announced that it had sold all of the assets of its wholly owned subsidiary, Regent Digital, Inc. to The Color Place, Inc., a Texas cosrporation. The corporate headquarters were moved to 2929 Elm Street, Dallas Texas 75226.

     On April 2, 1999 Regent announced the sale of all of the assets of ConnecTen, L.L.C. to Internet Allegiance, Inc.

     On July 19, 1999 Regent announced the changes to its Board of Directors and officers, sale of restricted stock to the Straza Family Limited Partnership and its plans to expand into the landfill, waste management, and recycling areas.

                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of June, 1999.

                                   REGENT TECHNOLOGIES, INC.

                                   By: /s/ Roy W. Mers
                                   Roy W. Mers, Chairman  and
                                   Chief Executive Officer


           Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      /s/Roy W. Mers        Director and Chairman,          July 20, 1999
      Roy  W.  Mers         the Principal Executive
                            Officer

     /s/David A. Nelson     Director and President,         July 20, 1999
     David A. Nelson        the Principal Accounting Officer

                           EXHIBIT INDEX

Exhibit                 Description of Exhibit
No.

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

9.1  License  Agreements  between  Regent  Technologies,   NKN
     Technologies, Inc. and National Knowledge Networks dated August 16, 1996 and as modified under the Modification Agreement dated September 30, 1996; said agreements incorporated by reference to Exhibit 9.1 to the Registrant's 10-KSB for the period ended December 31, 1996.

22   List of subsidiaries - None

27   Financial Data Schedule (submitted electronically only)

          REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STTEMENTS



          Reports of Independent Certified Public Accountants  F-2

          Balance Sheets - December 31, 1998 and 1997          F-3

          Statements of Operations for the years ended
          December 31, 1998, 1997, and 1996                    F-4

          Statements of Stockholders' Equity for the years
          ended December 31, 1998, 1997, and 1996              F-5

          Statements of Cash Flows for the years ended
          December 31, 1998, 1997, and 1996                    F-6

          Notes to Financial Statements                        F-7

                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Regent Technologies, Inc.

We have audited the accompanying consolidiated balance sheets of Regent Technologies, Inc. ( a Colorado corporation) and subsidiaries as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the accompanying consolidate balance sheets of the Company and subsidiaries as of December 31, 1997 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Because of the inadequacy of the accounting records for 1998, we were unable to form an opinion regarding the amounts at which accounts payable are recorded in the accompanying balance sheet at December 31, 1998 (stated at $48,000).


In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had current year's accounting records regarding accounts payable been adequate, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Regent Technologies, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operatons which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALMON, BEACH & COMPANY, P.C.

Dallas, Texas
July 20, 1999

                   REGENT TECHNOLOGIES, INC AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31,
                           (Amounts in thousands)

                                    1998               1997
                               ______________      ______________

ASSETS
Current Assets
  Cash                                $  --             $     2
  Notes receivable                       --                  46
  Accounts receivable                     48                 12
                                      ______             ______
Total Current Assets                      48                 60

Property and Equipment - At Cost
  Furniture and fixtures                   8                  7
  Computer and electronic equipment        3                224
                                      ______              _____
                                          11                231
  Less accumulated depreciation
    and amortization                       7                 14
                                      ______              _____
                                           4                217

OTHER ASSETS                              67                335
                                      ______              _____
                                     $   119               $612

LIABILITIES
Current Liabilities
  Current portion of long
    term obligation                   $  --               $   20
  Unearned revenues                      --                    5
  Accounts Payable and
     accrued liabilities              $   48             $   178
  Accrued Compensation                   170                 226
  Notes payable to affiliates             --                  --
                                       ______             ______
Total Current Liabilities                218                 429

Long Term Obligation                     --                   40

Stockholder's Equity
  Common stock par value $.01 per share
   Authorized 100,000,000 shares
   Issued and outstanding shares for
   1998 and 1997, respectively             36                 154
   Capital in excess of par value       3,149               2,671
   Accumulated deficit                 (3,348)             (2,682)
                                      _______             _______
Total Stockholders' Equity            $  (163)            $   143
                                      _______             _______

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $  119             $   612

     The accompanying notes are an integral part of these statements.

             REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31,
           (Amounts in thousands, except per share data)

                                             1998     1997    1996
                                             ----     ----    ----
REVENUES
  Internet and telecommunication sales     $  --  $      4  $     1
  Investment income                           --        --       --
  Gain on sale of assets                      --        --        3
  Interest income and other                    2        --       --
                                           _____   _______   ______
                                               2         4        4
COST AND OTHER DEDUCTIONS
  Cost of Internet sales and services         --        --       --
  Cost of investment income                   --        --       --
  General and administrative                 281       310       55
  Depreciation and amortization                2         5       39
  Interest expense                            --         1       --
                                           _____   _______    _____
                                             283       316       94
NET EARNINGS (LOSS)                        $(281)     (312)     (90)
                                           _____   _______    ______

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
    divisions                                 --       (67)      --
  Loss on disposal of divisions             (385)       --       --

NET EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                              (666)     (379)     (90)

EARNINGS (LOSS) PER COMMON SHARE          $(.195) $ (0.160)  (0.056)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                               3,420     2,371    1,599
                                           ______   _______    _____








      The accompanying notes are an integral part of these statements.
                                    F-4


                REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                            Additional                                Total
              Common Stock    Paid-In  Accumulated  Treasury Stock Stockholders
             Shares  Amount   Capital    Deficit     Shares Amount    Equity
             _________________________________________________________________
Balances,
01/01/1996   1,495,701   15    2,303     (2,212)              -         106

Acquisition of Stock
in connection with
SSBE transaction                                     83,333    50

Exchange of
registered stock
for restricted stock                                 95,141

Issuance of
stock          582,164    6      318               (178,474)  (50)       324

Net loss                                     (91)                        (91)
             ----------------------------------------------------------------
Balances,
12/31/96     2,077,865   21    2,621      (2,303)          0    0        339

Issuance of
common stock   483,333    5      178                                     183

Net loss                                    (379)                       (379)
             ----------------------------------------------------------------
Balances,
12/31/97     2,561,198   26    2,800      (2,682)                        143

Issuance of
common stock 1,082,495   11      349                                     360

Net loss                                    (666)                       (666)
             ----------------------------------------------------------------
Balances,
12/31/98     3,643,693  $36   $3,149      (3,348)                      $(163)

          The accompanying notes are an integral part of these statements.
                                      F-5

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,
                (Amounts in thousands, except per share data)

                                        1998     1997     1996

Cash Flow From Operating Activities:
 Net earnings (loss)                 $ (666)   $  (379) $   (90)
 Asjustments To Reconcile Net
 Earnings (loss) to Net Cash
 Provided (Used) by
 Operating Activities:
 Gain on sale of assets                    --       --       (3)
 Depreciation and amortization             2        44       39
 Loss on disposal of subsidiaries        385        --       --
 Increase (Decrease) in
 Accounts Receivable                      58       (11)      (1)
 Other current assets                     --        --        2
 Other assets                             --        --        --
 Increase (Decrease)in
 Accounts payable and
 Accrued liabilities                     (80)       167       12
 Accrued compensation                    165        212       14
                                       _______   ______   ______
Net Cash Provided (Used)
In Operating Activities                $(136)      $ 33    $ (27)
                                      ____________________________

Cash Flow From Investing Activities:
  Net collections on
  Notes receivables                        --       54        2
  Proceeds (Costs) of investment
  In Subsidiary                            --       --        6
  (Increase) Decrease of property
  And equipment                            --     (167)      --

                                      _____________________________
Net Cash Provided (Used)In
  Investing Activities                $     0    $(113)     $ 8
                                      _____________________________

Cash Flow From Financng Activities:
  Issuance of common stock                 134      83        9
  Net proceeds from (repayment of)
  Note to stockholder                       --      (2)       2
                                      _____________________________
Net Cash Provided (Used) From
Financing Activities                       134      81       11
                                      _____________________________
Increase (Decrease) in Cash                 (2)      1       (8)


Cash at Beginning of Period                  2       1        9
                                      ______________________________
Cash at End of Period                 $      0    $  2      $ 1

Supplemental Disclosures
  Cash paid during the period for
  interest and income taxes                  --      --       --
                                      _______________________________

      The accompanying notes are an integral part of these statements.
                                    F-6

         REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 1998, 1997 AND 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organization, issuance of equity capital and acquisition of developed and undeveloped oil and gas properties which included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core activities and acquired SSB Environmental, Inc. ("SSBE"), which was organized for the purpose of obtaining waste and landfill reclamation contracts and accounted for under the purchase method of accounting. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSBE, and the remaining 19% is accounted for on the cost method of accounting. In September, 1996, the Company entered into a license agreement for the technologies necessary to offer dialup access to the Internet (the "Technology License" or "License"). During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. ("TEL1") as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. Effective January 1, 1998, the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company divested 100% of its ownership in all subsidiary companies.

Principles of Consolidation

The consolidated financials statements include the accounts of the Company and it wholly-owned subsidiaries. TEL1 was consolidated in the financial statements of the Company in the fiscal year ended 1996 and TEL1 and ConnecTen were consolidated in the financial statements of the Company in the fiscal year ended 1997.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from these estimates.

Depreciation and AmortizationDepreciation of furniture and fixtures is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes. Amortization of the Technology License is provided in amounts which reflect the anticipated minimum number of years of the term of the license (10 years).

Stock Options and Awards

In 1995, the Directors approved a resolution granting each Director stock options of 16,667 shares with an exercise price of $.45 for a term of ten years or ninety days after termination or resignation, whichever comes first.

                             F-7
         REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 1998, 1997 AND 1996

(1)   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUTNING
POLICIES - Continued

In April, 1997, the Directors approved the grant of stock options to the Chairman in the amount of 333,333 shares and to the President in the amount of 83,333 shares all with an exercise price of $.30 with an expiration of December 31, 1998. During 1998, the Chairman exercised his stock options.

The  Directors  also approved in 1997 a resolution  granting
8,333 shares each to the Chief Financial Officer and to the General Counsel to vest upon completion of their employment contracts.

During the third quarter, 1997, the Directors approved the grant of stock options to the General Counsel and the Chief Financial Officer in the amount of 75,000 shares and to the Director of the Integration Services Division of the Company in the amount of 66,667 shares each with an exercise price of $.30 and currently with an expiration date of June 30, 2003.

During the first quarter, 1998, the Directors approved the grant of stock and stock options to subsidiary employees totaling 250,000 shares at exercise prices ranging from $0.30 to $0.60 per share.

Upon the successful placement of 166,667 shares of restricted common stock for $0.60 per share, an additional 333,333 warrants were issued for the purchase of the same number of shares of restricted common stock with an exercise price of $1.00 and an expiration date of June 30, 2003.

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

Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for years ending December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. Statement No. 128 is not expected to have a material impact on the net income per share of the Company.

Cash Equivalents

The Company does not consider any of its assets to meet the definition of a cash equivalent.

         REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 1998, 1997 AND 1996

(2)  DISPOSITION OF ASSETS/DISCONTINUED OPERATONS

Effective January 1, 1998, the Company sold 100% of the stock and interest of Regent Digital Imaging, Inc. and ConnecTen, L.L.C. respectively, to entities controlled by the Chairman of the Company for the assumption of certain debts and liabilities related to those entities, the forgiveness of the outstanding line of credit to the Chairman in the amount of $203,000, the receipt of a promissosry note of $20,000 from the Chairman, and the payment of approximately $28,000 of the Company's accounts payable in April 1999.

Effective January 1, 1998, the Company sold 100% of the interest of Channel Services, LC, to the President of the Company for the assumption of certain debts and liabilities.

Effective January 1, 1998, the Company sold 100% of the interest of Regent TEL1 Communications, Inc. to WOODY INC.
for the assumption of certain debts and liabilities and a non-recourse promissory note of $67,500.

During 1998, the Company's interest in SSBE, Inc. was written off because in the opinion of management, no value remains in that entity.

Prior to 1998, these subsidiaries were consolidated as part of the Company. The cumulative sales price received upon disposal of these subsidiaries was approximately $116,000. However, the subsidiaries' recorded assets exceeded recorded liabilities by approximately $385,000 and this amount has been charged to 1998 operations.

Accordingly, the disposal of these divisions constitutes discontinued operations with prior years restated.

In addition, the Company and subsidiaries executed an agreement that they would not look to each other for any further remuneration.


(3)OTHER ASSETS
                                                   1998             1997

Investment,  minority  ownership  SSBE                 --          13,496

Technology License, less accumulated amortization
of $36,029 in 1997                                     --         321,139

Long term note receivable from WOODY Inc.          67,000              --


(4)  TRANSACTIONS WITH RELATED PARTIES

In April, 1997, the Directors approved the grant of stock options to the Chairman in the amount of 333,333 shares and to the President in the amount of 83,333 shares all with an exercise price of $.30 with an expiration of December 31, 1998. During 1998, the Chairman exercised his stock options.

The  Directors  also approved in 1997 a resolution  granting
8,333 shares each to the Chief Financial Officer and to the General Counsel to vest upon completion of their employment contracts.

During the third quarter, 1997, the Directors approved the grant of stock options to the General Counsel and the Chief Financial Officer in the amount of 75,000 shares and to the Director of the Integration Services Division of the Company in the amount of 66,667 shares each with an exercise price of $.30 and currently with an expiration date of June 30, 2003.

In October, 1997, the Board of directors passed a resolution giving all employees the election of taking restricted shares of the Company common stock, at a value of $.05 per share, in lieu of salaries owed through December 31, 1997, said election to be made on or before March 31, 1998.

During the first quarter, 1998, the Directors approved the grant of stock and stock options to subsidiary employees totaling 250,000 shares at exercise prices ranging from $0.30 to $0.60 per share.

Effective January 1, 1998, the Company sold 100% of the stock and interest of Regent Digital Imaging, Inc. and ConnecTen, L.L.C. respectively, to the Chairman of the Company for the assumption of certain debts and liabilities related to those entities and the forgiveness of the outstanding line of credit to the Chairman in the amount of $203,000 and the payment of $20,000 cash to the Company

Effective January 1, 1998, the Company sold 100% of the interest of Channel Services, LC, to the President of the Company for the assumption of certain debts and liabilities.

         REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 1998, 1997 AND 1996

(5) COMMITMENTS

On September 1, 1997, the Company opened a new office located at 2929 Elm St., Dallas, Texas 75226 under a five year lease which provides for rental payments of $3,500 per month.

(6) INCOME TAXES

There is no provision for federal income taxes due to the net operating loss. The Company has net operating loss carryforwards for tax purposes totaling approximately $2,257,000, which expire at various dates beginning in 1998 and expiring in 2012. The utilization of the net operating loss carryforwards to offset future taxable income could be significantly restricted under Section 382 of the Internal Revenue Code due to a change of 50 percent or more of ownership of the Company in the last three years.

(7) NOTES RECEIVABLE

In connection with the sale of Tel1 Communications, the Company took back a non-recourse promissory note payable in annual installments of interest only, computed at 6% per annum, with principal and any remaining interest due December 2003.

(8) LONG TERM DEBT
The Company, as part of the disposition of Regent Digital Imaging, Inc. executed a note payable to a vendor of Imaging in the amount of $64,000. The note bears no interest and is payable on or before March 1, 2004. The note is unsecured. There are no future minimum principal payments before the note is due.

(9) GOING CONCERN

As shown in these financial statements, the Company has incurred recurring net losses of approximately $666,000, $379,000, and $90,000 for 1998, 1997, and 1996, respectively. These recurring losses create an uncertainty regarding the Company's ability to continue as a going concern. As discussed in Note 2, the Company has sold or otherwise disposed of all its subsidiaries. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(10)  STATEMENTS OF CASH FLOWS

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities, as follows:

                                   Year ended December 31,

                                             1998      1997      1996

Sale of 81% of SSBE's net assets for
83,333  shares of common stock                ---      ---      47,535

Issuance of 523,615 shares of common
stock and 83,333 shares of Treasury stock
for  the  acquisition  of  the
Technology  License                           ---      ---     364,168

Issuance of 26,300 shares of common stock
for trade payable                             ---      ---         526

Issuance of 333,333 shares of common stock
for note receivable                           ---      100,000     ---

Acquisition  of  equipment  with  capital
lease                                         ---       60,110     ---

Disposition of equipment with capital lease  60,110       ---      ---

Issuance of 709,543 shares of common
stock for deferred compensation             226,000       ---      ---

(8) CONCENTRATION OF CREDIT RISK

The Company receives its revenues from various individual and business accounts.