Form 10QSB
period 1999-09-30
REGENT TECHNOLOGIES INC
filed 1999-11-17
CIK 319200

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1999

Commission file Number     0-9519

                   Regent Technologies, Inc.
(Exact name of registrant as specified in its charter.)

            Texas                     84-0807913
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2929 ELM STREET, DALLAS, TEXAS                  75226
 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
972 818-3738

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

     Common Stock, $.10 Par Value - 47,747,026 shares as of
October 31, 1999.

                           REGENT TECHNOLOGIES, INC.
                               TABLE OF CONTENTS
                                                          Page

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements................................... 2

           INCOME STATEMENTS
           For the three months and nine months ended September 30,
           1999 and 1998 (unaudited)............................ 2

           BALANCE SHEETS
           As of September 30, 1999 (unaudited)
           and December 31, 1998 (audited)...................... 3

           STATEMENTS OF CASH FLOWS
           For the nine months ended September 30, 1999 and 1998
           (unaudited).......................................... 4

Item 2.  Management's Discussion and Ananlysis of Financial
         Condition and Results of Operations.................... 7

PART II OTHER INFORMATION

Item 5.  Other Information...................................... 8

Item 6.  Exhibits and Reports on Form 8-K....................... 8

SIGNATURES.......................................................9


                 PART I. - FINANCIAL INFORMATION



Item 1. Financial Statements

                      REGENT TECHNOLOGIES, INC.
                         INCOME STATEMENTS
                FOR THE THREE MONTHS and NINE MONTHS
                    ENDED SEPTEMBER 30, 1999 AND 1998
                             (Unaudited)


(Amounts in thousands, except per share data)
                           Three months ended  Nine months ended
                              September 30        September 30
                           __________________  ________________
                            1999      1998      1999     1998
REVENUES
Internet product sales       $    0    $  246   $   0    $ 459
Digital prepress and printing     0       124       0      255
Interest income and other        12        10      16       23
                             ______    ______   ______   _____

                                 12       380      16      737
COSTS AND EXPENSES
Cost of sales and services                157       0      350
Selling, general and
 administrative expenses        188       319     206      856
Depreciation and amortization     0        47       0      142
Interest expense                  0        16       0       41
                             ______    ______    _____    ____

NET LOSS                       (176)     (159)    (190)   (652)
                             ------    ------    ------   -----
NET LOSS APPLICABLE
TO COMMON STOCK                (176)     (173)    (190)   (666)
                             ------    ------    ------   -----
Loss per share              $ (.007)  $ (.048)   (.008)  (0.192)

Weighted average Common
Shares outstanding            25,624     3,604   24,695    3,460

See Accompanying Notes to Financial Statements.

                          REGENT TECHNOLOGIES, INC.
                                BALANCE SHEETS


                             September 30, 1999   December 31, 1998
                               ______________      ______________
                                 (Unaudited)          (Audited)
ASSETS
Current Assets
  Cash                                $    0             $    0
  Accounts receivable from
    related party                         18                 48
  Interest receivable                     12                  0
                                      ______             ______
Total Current Assets                      30                 48

 Furniture and fixtures                    6                  8
 Computer and electronic equipment         5                  3
                                      ______             ______
                                          11                 11
 Less accumulated depreciation             7                  7
                                      ______             ______
Total Fixed Assets                         4                  4
Other Assets                           1,267                 67
                                      ______             ______
TOTAL ASSETS                          $1,301              $ 119

LIABILITIES
Current Liabilities
  Accounts Payable                    $  224             $   48
  Accrued Compensation                     0                170
                                      ______             ______
Total Current Liabilities                224                218


Long Term Liabilities                     64                 64

Shareholders' Equity (Deficiency)
  Common Stock, par value $.01 per share
   Authorized 100,000,000 shares
   Issued and outstanding -
   45,747,026 and 3,643,693 shares       457                 36
  Capital in excess of par value       4,113              3,149
 Accumulated deficit                  (3,558)            (3,348)
                                      _______            _______
Total Shareholders' Equity
 (Deficiency)
                                      $ 1,012            $ (163)
                                         ____               ____

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)                    $ 1,301             $  119

See Accompanying Notes to Financial Statements.

                    REGENT TECHNOLOGIES, INC.
                    STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           (Unaudited)

(Amounts in thousands)
                                        1999               1998
                                        ____               ____
Cash Flow From Operating Activities:
 Loss From Operations                 $ (190)            $ (666)
                                      _______            _______


Adjustments To Reconcile Net
 Income to Net Cash (Used)Provided by
 Operating Activities
  Depreciation                                              142
 (Increase) Decrease in
  Receivables                             18               (167)
  Deposits                                                  (40)
 Increase (Decrease) in
  Accounts payable                       176                324
  Accrued compensation                  (170)               185
                                      _______            _______
Net Cash Used In Operating Activities $ (166)            $ (222)
                                      _______            _______

Cash Flow From Investing Activities:
  Net collections on notes            $    0             $   46
  Decrease to equipment                                      51
  Costs of investment
    in subsidiary                                           (40)
  Increase  in other assets                                 (90)
Net Cash Used In                      _______            _______
  Investing Activities                $    0             $  (33)

Cash Flow From Financing Activities:
  Notes receivable for issuance of
  Common Stock                        $ (1,200)          $    0
  Net issuance of Common Stock           1,366               56
  Decrease to equipment                                     (74)
  Net proceeds from
    note to shareholder                                     273
                                      _______            _______
Net Cash Provided From
  Financing Activities                $  166             $   255
                                      _______            _______
  Increase in Cash                         0                  0
Cash at Beginning of Period           $    0             $    2
                                      _______            _______
Cash at End of Period                 $    0             $    2

See Accompanying Notes to Financial Statements.

                          REGENT TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
             September 30, 1999 (unaudited) and December 31, 1998


(1) BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Regent Technologies, Inc. ("the Company") included in the 1998 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals)necessary for a fair presentation for such periods have been included.

(2) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organization, issuance of equity capital and acquisition of developed and undeveloped oil and gas properties which included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core activities and acquired SSB Environmental, Inc. ("SSBE"), which was organized for the purpose of obtaining waste and landfill reclamation contracts and accounted for under the purchase method of accounting. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSBE, and the remaining 19% was accounted for on the cost method of accounting. In September, 1996, the Company entered into a license agreement for the technologies necessary to offer dialup access to the Internet (the "Technology License" or "License"). During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. ("TEL1") as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. Effective January 1, 1998, the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company divested 100% of its ownership in all subsidiary companies. The investment in SSBE was written off without value as of December 31, 1998.

Depreciation

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for federal income tax purposes.

Income Taxes

The Company utilizes the method of accounting for federal income tax set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and amortization. The Company has not recognized the benefit of any net operating loss carryforwards as the result of adopting SFAS 109, and no deferred tax assets have been recorded on the books of the Company due to uncertainty as to the Company's ability to utilize the loss carryforwards.

Loss Per Share

Loss per share is based on the weighted average number of common shares outstanding for each period presented. Common Stock equivalents are included if dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for years ending after December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. Statement No. 128 is not expected to have a material impact on the net loss per share of the Company.

Cash Equivalents

The Company does not consider any of its assets to meet the definition of a cash equivalent.

                 REGENT TECHNOLOGIES, INC.
                NOTES TO FINANCIAL STATEMENTS
      September 30, 1999 (unaudited) and December 31, 1998

(3) TRANSACTIONS WITH RELATED PARTIES

During the first quarter of 1999, the Directors approved settlement agreements with the Chairman, the President, the General Counsel, the Director of Marketing and the Chief Technical Officer to terminate each of their employment contracts and the deferred compensation amounts due thereunder.

The Chairman accepted a $90,000 promissory note for the $90,000 deferred compensation owed. The promissory note was assigned to a third party and redeemed by the Company with 900,000 shares of restricted Common Stock. In addition, the Chairman agreed to accept conveyance of 100% of the ownership and interests in Regent Digital Imaging, Inc. and ConnecTen, L.L.C. in exchange for all other monies owed to the Chairman including $200,000 owed under a secured line of credit and termination of his employment contract. From the assets of the transferred companies, the Chairman agreed to pay certain Company payables, including $20,000 to the Company plus monies owed to the General Counsel, the Chief Technical Officer and the Director of Marketing and related taxes for the termination of their employment contracts.

The President accepted a $90,000 promissory note and an account payable of $10,000 for the $80,000 deferred compensation owed and $20,000 of expense reimbursement for the termination of his employment contract. The promissory note was assigned to a third party and paid by the Company with 900,000 shares of restricted Common Stock.

In addition, the Company released the Chief Technical Officer from his employment contract in exchange for the stock grant thereunder. Pursuant thereto, 42,876 shares of restricted Common Stock was returned to the Company. Also, the Company issued 50,000 shares of restricted Common Stock each to the General
Counsel and the Director of Marketing to fulfill previous commitments.

During  the third  quarter of 1999, the Company issued 40,246,209
shares of   Restricted  Common Stock to the Straza Family Limited
Partnership in  exchange   for $1,200,000  notes  receivable  and
issued stock options to that entity.

(4)  COMMITMENTS

The  Company  has a lease on its office space located at 2929 Elm
Street, Dallas, Texas for $3,500 per month, which lease expires on August 31, 2000.

(5)  CHANGES IN MANAGEMENT AND EVENTS

Effective June 22, 1999, the Board of Directors appointed Lupe Vasquez and Brian Layton as Directors.

Effective June 28, 1999, the Board of Directors accepted the resignations of Roy W. Mers as Director, Chairman and as Chief Executive Officer and David A. Nelson as Director and President.

Effective June 28, 1999, the Board of Directors appointed Robyn Sterritt as Director, President and Chief Executive Officer. Ms. Sterritt was also elected Chairman of the Board of Directors effective June 28, 1999.

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

Business and Acquisition Strategy

With the Company's decision to expand and initially focus on waste, landfill and facilities management, the Company will seek to develop these businesses with the acquisition of companies in markets where consolidations are an appropriate method for long-term growth.


Financial Condition

Liquidity and Capital Resources

At September 30, 1999, the Company had a negative net working capital of $197,000. The Company has no amortization requirements under any term loan agreements. The Company is not current on its trade payables including.
The Company continues to raise monies as needed through proceeds from the sale of the Company's Restricted Common Stock.


During  the  third   quarter  of 1999,  the Company entered into an
agreement and issued 40,246,209 shares of Restricted Common Stock to the Straza Family Limited Partnership in exchange for $1,200,000 in notes receivable and additionally issued the following options to that entity:
             1.  For six months, the option to purchase, for cash or
                 assets,  up to  1,400,000  of shares of Restricted
                 Common Stock at $.03 per share
             2.  For two years, the option to purchase up to 5,000,000
                 restricted shares at a purchase price of $.50 per share
             3.  For three years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $1.00 per share.
             4.  For four years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $2.00 per share.

Results of Operations

COMPARISION OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

 The Company's net loss for the nine months ending September 30, 1999 was $176,000 or $.008 cents per common share, compared with a net loss of $666,000 for the same period in 1998. The $4,000 recorded as Other Income was due to the receipt of 42,876 shares of restricted Common Stock for the settlement of an employment contract. A total of $10,000 was recorded as expense related to the 100,000 shares of restricted Common Stock issued to fulfill previous commitments. The primary differences for the current nine-month period as compared to the previous period was
the   decrease   in   business   activities   and   general   and
administrative expenses during the current period.

                   PART II -  OTHER INFORMATION



Item 5.  Other Information

Effective June 22, 1999 the Board of Directors elected Lupe Vasquez and Brian Layton as Directors. Effective June 28, 1999 the Board of Directors accepted the resignations of Roy W. Mers as Director, Chairman and Chief Executive Officer and David A. Nelson as Director and President. Effective June 28, 1999 the Board of Directors appointed Robyn Sterritt as a Director, President and Chief Executive Officer. Ms. Sterritt was also elected as Chairman of the Board of Directors effective June 28, 1999.

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits

    27. Financial data schedule for the quarter ended September 30, 1999 (included only in the copy of this report filed electronically).

(b) Reports of Form 8-k

    On March 9, 1999, Regent announced that it had sold all of the assets of its wholly owned subsidiary, Regent Digital, Inc. to The Color Place, Inc., a Texas corporation. The corporate headquarters were moved to 2929 Elm Street, Dallas, Texas 75226.

    On April 2, 1999 Regent announced the sale of all of the assets of ConnecTen, L.L.C. to Internet Allegiance, Inc.

    On July 14, 1999, Regent announced the changes to its Board of Directors and officers; sale of Restricted Common Stock and options to purchase additional shares of Restricted Common Stock to the Straza Family Limited Partnership; and, its plans to expand.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   REGENT TECHNOLOGIES, INC.
                                   Registrant

November 15, 1999                    Robyn Sterritt
Date
                                   Principal Financial Officer

                                   Principal Executive Officer