Form 10QSB
period 1999-03-31
REGENT TECHNOLOGIES INC
filed 2000-03-09
CIK 319200

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

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

        Registrant's telephone number, including area code: 214 741 9523

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

     Common Stock, $.10 Par Value - 4,500,817 shares as of June 8, 1999.

                            REGENT TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                    Page

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements........................................ 2

           INCOME STATEMENTS
           For the three months ended March 31, 1999 and 1998........ 2

           BALANCE SHEETS
           As of March 31, 1999 (unaudited)
           and December 31, 1998 (audited)........................... 3

           STATEMENTS OF CASH FLOWS
           For the three months ended March 31, 1999 and 1998........ 4

Item 2.  Management's Discussino and Ananlysis of Financial
         Condition and Results of Operations......................... 7

PART II OTHER INFORMATION

Item 5.  Other Information........................................... 8

Item 6.  Exhibits and Reports on Form 8-K............................ 8

SIGNATURES........................................................... 9

                         PART I. - FINANCIAL INFORMATION



Item 1. Financial Statements

                            REGENT TECHNOLOGIES, INC.
                                INCOME STATEMENTS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)


                                             1999             1998
                                           --------         --------
                                  (Amounts in thousands, except per share data)
REVENUES
Internet product sales                     $      0         $     50
Digital prepress and printing                     0               47
Interest income and other                         4                5
                                           --------         --------
                                                  0              102
COSTS AND OTHER DEDUCTIONS
Cost of sales and services                                        72
Selling, general and
 administrative expenses                         11              256
Depreciation and amortization                     0               52
Interest expense                                  0               12
                                           --------         --------

NET LOSS                                         (7)            (290)

Loss per share                             $  (.002)        $  (.094)

Weighted average Common
Shares outstanding                            4,650            3,079


See Accompanying Notes to Financial Statements

                            REGENT TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                               March 1999      December 1998
                                               ----------      -------------
ASSETS
Current Assets
  Cash                                          $      0         $      0
  Accounts receivable from
    related party                                     20               48
                                                --------         --------
Total Current Assets                                  20               48

 Furniture and fixtures                                6                6
 Computer and electronic equipment                     5                5
                                                --------         --------
                                                      11               11
 Less accumulated depreciation                         7                7
                                                --------         --------
Total Fixed Assets                                     4                4
Other Assets                                          67               67
TOTAL ASSETS                                          91              119


LIABILITIES
Current Liabilities
  Accounts Payable                              $     30         $     48
  Accrued Compensation                                 0              170
                                                --------         --------
Total Current Liabilities                             30              218

Long Term Liabilities                                 64               64

Stockholder's Equity (Deficiency)
  Common stock par value $.01 per share
   Authorized 100,000,000 shares
   Issued and outstanding -
   5,500,817 and 3,643,693 shares                     55               36
  Capital in excess of par value                   3,317            3,149
 Accumulated deficit                              (3,375)          (3,348)
                                                --------         --------
Total Stockholders' Equity                      $     (3)        $   (163)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                             $     91         $    119


See Accompanying Notes to Financial Statements

                            REGENT TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                            1999             1998
                                                          --------         --------
                                                            (Amounts in thousands)
Cash Flow From Operating Activities:
 Loss From Operations                                     $     (7)        $   (290)
                                                          --------         --------

Adjustments To Reconcile Net
 Income to Net Cash (Used) Provided by
 Operating Activities
  Depreciation                                                                   52
 (Increase) Decrease in
  Receivables                                                    8              (41)
  Deposits                                                                       (5)
 Increase (Decrease) in
  Accounts payable                                             (17)              38
  Accrued compensation                                        (170)              77
                                                          --------         --------
Net Cash Used In Operating Activities                     $   (186)        $   (169)
                                                          --------         --------

Cash Flow From Investing Activities:
  Net collections on notes                                $      0         $     46
  Increase (Decrease) of equipment                                               36
  Proceeds (Costs) of investment
    in subsidiary                                                                (1)
Net Cash Used In                                          --------         --------
  Investing Activities                                    $      0         $     81

Cash Flow From Financing Activities:
  Net issuance of Common Stock                            $    186         $     40
  Increase (Decrease) of equipment                                              (29)
  Net proceeds from (repayment of)
    note to stockholder                                                          77
                                                          --------         --------
Net Cash Provided From
  Financing Activities                                    $    186         $     88
                                                          --------         --------
  Decrease in Cash                                               0                0
Cash at Beginning of Year                                 $      0         $      2
                                                          --------         --------
Cash at End of Period                                     $      0         $      2

See Accompanying Notes to Financial Statements

                            REGENT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                March 31, 1999 (unaudited) and December 31, 1998


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

                            REGENT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                March 31, 1999 (unaudited) and December 31, 1998

(3) TRANSACTIONS WITH RELATED PARTIES

During the first quarter, 1999, the Directors approved settlement agreements with the Chairman, the President, the General Counsel, the Director of Marketing and the Chief Technical Officer to terminate each of their employment contracts and the deferred compensation amounts due thereunder.

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

The President accepted a $90,000 promissory note and an account payable of $10,000 for the $80,000 deferred compensation owed and $20,000 of expense reimbursement for the termination of his employment contract. The promissory note was assigned to a third party and paid by the Company with 900,000 shares of Common Stock.

In addition, the Company released the Chief Technical Officer from his Contract in exchange for the stock grant thereunder. Pursuant thereto, 42,876 shares of Company restricted Common Stock was returned to the Company. Also, the Company issued 50,000 shares of restricted Common Stock each to the General Counsel and the Director of Marketing to fulfill previous commitments.


(4) COMMITMENTS

The Company has a lease on its office space located at 2929 Elm Street, Dallas, Texas 75226 for $3,500 per month, which lease expires on August 31, 2000. The Company has month to month subleases with WorkSoft, Inc. for $2,000 per month and with ConnecTen, L.L.C. for $1,500 per month.

(5) SUBSEQUENT EVENTS

Effective June 22, 1999, the Board of Directors appointed Lupe Vasquez and Brian Layton as Directors.

Effective June 28, 1999, the Board of Directors accepted the resignations of Roy
W. Mers as Director, Chairman and as Chief Executive Officer and David A. Nelson as Director and President.

Effective June 28, 1999 the Board of Directors appointed Robyn Sterritt as Director, President and Chief Executive Officer. Ms. Sterritt was also elected Chairman of the Board of Directors effective June 28, 1999.

The Company entered into an agreement to issue 36,666,666 shares of restricted Common Stock to the Straza Family Limited Partnership in exchange for $1,000,000 in notes receivable and additionally issued the following options to that entity:

     1. For six months, the option to purchase, for cash or assets, up to $1,400,000 worth of restricted stock at $.03 per share

     2. For two years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $.50 per share

     3. For three years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $1.00 per share

     4. For four years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $2.00 per share

Regent plans to expand its focus to include waste management, landfill management, recycling, and other environmental service areas.

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

Business and Acquisition Strategy

With the Company's decision to return to the landfill and waste related businesses, the Company will seek to expand this business with the acquisition of companies in markets where consolidations are an appropriate method for long-term growth. The Company expects to initiate operation centers in four new markets primarily by the acquisition of existing companies primarily with issuance of the Company's restricted Common Stock.

Financial Condition

Liquidity and Capital Resources

At March 31, 1999, the Company had net working capital of $10,000. The Company has no amortization requirements under any term loan agreements. The Company is not current on its trade payables including amounts owed to officers and affiliates. The Company continues to raise monies as needed through proceeds from the sale of the Company's common stock.

Results of Operations

COMPARISION OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

     The Company's net loss for the three months ending March 31, 1999 was $7,000 or $.002 cents per common share, compared with a net loss of $290,000 for the same period in 1998. The $4,000 recorded as Other Income was due to the receipt of 42,876 shares of Common Stock of the Company for the settlement of an employee contract. A total of $10,000 was recorded as expense related to the 100,000 shares of Common Stock granted to settle employee related compensation. The primary difference for the current three month period as compared to the previous year was the decrease of general and administrative costs for the current period.

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

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits

     27 Financial data schedule for the quarter ended March 31, 1999 (included only in the copy of this report filed electronically).

(b) Reports of Form 8-k

     On March 9, 1999 Regent announced that it had sold all of the assets of its wholly owned subsidiary, Regent Digital, Inc. to The Color Place, Inc., a Texas corporation. The corporate headquarters were moved to 2929 Elm Street, Dallas, Texas 75226.

     On April 2, 1999 Regent announced the sale of all of the assets of ConnecTen, L.L.C. to Internet Allegiance, Inc.

     On July 19, Regent announced the changes to its Board of Directors and officers, sale of stock to the Straza Family Limited Partnership, and its plans to expand into the landfill, waste managsement, and recycling areas.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           REGENT TECHNOLOGIES, INC.
                                           Registrant


Date                                       /s/ David A. Nelson
June 23, 1999                              David A. Nelson
                                           Principal Financial Officer



Date                                       /s/ Roy W. Mers
June 23, 1999                              Roy W. Mers
                                           Principal Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   ------------
    27                        Financial Data Schedule