Form 10QSB
period 1999-06-30
REGENT TECHNOLOGIES INC
filed 2000-03-10
CIK 319200

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 1999

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

              Registrant's telephone number, including area code:
                                  214 741 9530

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

     Common Stock, $.10 Par Value - 45,747,026 shares as of July 30, 1999.

                           REGENT TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements...................................       2

           INCOME STATEMENTS
           For the three months and six months ended June 30,
           1999 and 1998 (unaudited)............................       2

           BALANCE SHEETS
           As of June 30, 1999 (unaudited)
           and December 31, 1998 (audited)......................       3

           STATEMENTS OF CASH FLOWS
           For the six months ended June 30, 1999 and 1998
           (unaudited)..........................................       4

Item 2.  Management's Discussion and Ananlysis of Financial
         Condition and Results of Operations....................       7

PART II OTHER INFORMATION

Item 5.  Other Information......................................       8

Item 6.  Exhibits and Reports on Form 8-K.......................       8

SIGNATURES......................................................       9

                         PART I. - FINANCIAL INFORMATION



Item 1. Financial Statements

                            REGENT TECHNOLOGIES, INC.
                                INCOME STATEMENTS
                       FOR THE THREE MONTHS and SIX MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                   Three months ended         Six months ended
                                        June 30                    June 30
                                  --------------------      --------------------
                                    1999        1998         1999          1998
                                   (Amounts in thousands, except per share data)
REVENUES
Internet product sales            $     0      $   163      $     0      $   131
Digital prepress and printing           0           84            0          213
Interest income and other               0            8            4           13
                                  -------      -------      -------      -------

                                        0          255            4          357
COSTS AND EXPENSES
Cost of sales and services                         121            0          193
Selling, general and
 administrative expenses                7          281           18          537
Depreciation and amortization           0           43            0           95
Interest expense                        0           13            0           25
                                  -------      -------      -------      -------

NET LOSS                               (7)        (203)         (14)        (493)

Loss per share                    $ (.002)     $ (.057)       (.003)      (0.149)

Weighted average Common
Shares outstanding                  4,650        3,544        4,102        3,316


See Accompanying Notes to Financial Statements.

                            REGENT TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                             June 30, 1999         December 31, 1998
                                             -------------         -----------------
                                              (Unaudited)               (Audited)
ASSETS
Current Assets
  Cash                                          $    0                   $    0
  Accounts receivable from
    related party                                   20                       48
                                                ------                   ------
Total Current Assets                                20                       48

 Furniture and fixtures                              6                        8
 Computer and electronic equipment                   5                        3
                                                ------                   ------
                                                    11                       11
 Less accumulated depreciation                       7                        7
                                                ------                   ------
Total Fixed Assets                                   4                        4
Other Assets                                        67                       67
                                                ------                   ------
TOTAL ASSETS                                    $   91                   $  119

LIABILITIES
Current Liabilities
  Accounts Payable                              $   37                   $   48
  Accrued Compensation                               0                      170
                                                ------                   ------
Total Current Liabilities                           37                      218

Long Term Liabilities                               64                       64

Shareholders' Equity (Deficiency)
  Common Stock, par value $.01 per share
   Authorized 100,000,000 shares
   Issued and outstanding -
   5,500,817 and 3,643,693 shares                   55                       36
  Capital in excess of par value                 3,317                    3,149
 Accumulated deficit                            (3,382)                  (3,348)
                                                ------                   ------
Total Shareholders' Equity
 (Deficiency)                                   $  (10)                  $ (163)
                                                ------                   ------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)                             $   91                   $  119

See Accompanying Notes to Financial Statements.

                            REGENT TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                   1999            1998
                                                  -----           -----
                                                  (Amounts in thousands)
Cash Flow From Operating Activities:
 Loss From Operations                             $ (14)          $(493)
                                                  -----           -----
Adjustments To Reconcile Net
 Income to Net Cash (Used) Provided by
 Operating Activities
  Depreciation                                                       95
 (Increase) Decrease in
  Receivables                                         8            (114)
  Deposits                                                          (16)
 Increase (Decrease) in
  Accounts payable                                  (11)            166
  Accrued compensation                             (170)            141
                                                  -----           -----
Net Cash Used In Operating Activities             $(187)           (221
                                                  -----           -----

Cash Flow From Investing Activities:
  Net collections on notes                        $   0           $  46
  Decrease to equipment                                              51
  Costs of investment
    in subsidiary                                                    (2)
  Increase  in other assets                                         (28)
Net Cash Used In                                  -----           -----
  Investing Activities                            $   0           $  67

Cash Flow From Financing Activities:
  Net issuance of Common Stock                    $ 187           $  40
  Decrease to equipment                                             (66)
  Net proceeds from
    note to shareholder                                             182
                                                  -----           -----
Net Cash Provided From
  Financing Activities                            $ 187           $ 156
                                                  -----           -----
  Increase in Cash                                    0               2
Cash at Beginning of Period                       $   0           $   2
                                                  -----           -----
Cash at End of Period                             $   0           $   4

See Accompanying Notes to Financial Statements.

                            REGENT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998


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

                            REGENT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998

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


(4)  COMMITMENTS

The Company has a lease on its office space located at 2929 Elm Street, Dallas, Texas for $3,500 per month, which lease expires on August 31, 2000. The Company has month-to-month subleases with WorkSoft,Inc. for $2,000 per month and with ConnecTen, L.L.C. for $1,500 per month.

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

(6) SUBSEQUENT EVENTS

Effective July 14, 1999, the Company entered into an agreement to issue 40,246,209 shares of Restricted Common Stock to the Straza Family Limited Partnership in exchange for $1,200,000 in notes receivable and additionally issued the following options to that entity:

     1. For six months, the option to purchase, for cash or assets, up to $1,400,000 of shares of Restricted Commn Stock at $.03 per share

     2. For two years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $.50 per share

     3. For three years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $1.00 per share

     4. For four years, the option to purchase up to 5,000,000 restricted shares at a purchase price of $2.00 per share

Regent plans to expand operations and initially focus on waste, landfill and facilities management activities.

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


Financial Condition

Liquidity and Capital Resources

At June 30, 1999, the Company had a negative net working capital of $17,000. The Company has no amortization requirements under any term loan agreements. The Company is not current on its trade payables including amounts owed to officers and affiliates. The Company continues to raise monies as needed through proceeds from the sale of the Company's Restricted Common Stock.

Results of Operations

COMPARISION OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

     The Company's net loss for the six months ending June 30, 1999 was $14,000 or $.003 cents per common share, compared with a net loss of $493,000 for the same period in 1998. The $4,000 recorded as Other Income was due to the receipt of 42,876 shares of restricted Common Stock for the settlement of an employment contract. A total of $10,000 was recorded as expense related to the 100,000 shares of restricted Common Stock issued to fulfill previous commitments. The primary differences for the current six-month period as compared to the previous period was the decrease in business activities and general and administrative expenses during the current period.

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

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits

    27. Financial data schedule for the quarter ended June 30, 1999 (included only in the copy of this report filed electronically).

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




                                   REGENT TECHNOLOGIES, INC.
                                   Registrant
Date
August 18, 1999                    Robyn Sterritt

                                   Principal Financial Officer

                                   Principal Executive Officer

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule