Form 10KSB/A
period 1998-12-31
REGENT TECHNOLOGIES INC
filed 2005-05-31
CIK 319200

</SEC-HEADER>
<SEQUENCE>1



              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-KSB/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or an amendment to this Form 10-KSB/A. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 1999 was approximately $370,000.

Number of shares outstanding of the Registrant's Common Stock at June 30, 1999: 5,500,817 shares, par value $.01 per share.

                      REGENT TECHNOLOGIES, INC.
                    ANNUAL REPORT ON FORM 10-KSB/A
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

Item  6.   Management's Discussion and Analysis  of  Financial
Conditions and Results of Operation

General

     The statements contained in this Annual Report on Form 10-
KSB/A   that   are  not  historical  facts  are  forward-looking
statements  (as such term is defined in the Private Securities
Litigation  Reform  Act  of  1995)  that  involve  risks   and
uncertainties.    Such  forward-looking  statements   may   be
identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," should" or "anticipates" or the negative thereof or other
variations   thereon   or  comparable   terminology,   or   by
discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in
writing.   Such forward-looking statements may be included  in
various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized
executive  officer  of  the  Company.   These  forward-looking
statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

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

Item 7.  Financial Statements

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB/A.
A list of the financial statements filed herewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

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

Item 10.  Executive Compensation

     Compensation which the Company paid for services in all capacities for the year ended December 31, 1997, to the executive officers of the Company is set forth as follows:

                                   Long Term Compensation
             Annual Compensation           Awards  Payouts
(a)           (b)     (c)     (d)  (e)        (f)   (g)   (h)    (i)
Name                               Other
and                                Annual   Restricted
Principal                          Compen-  Stock  Options LTIP    Other
Position      Year   Salary  Bonus sation(1)Awards/SARs(#) Payouts Comp.
                                                                   (3)

Roy W. Mers,  1998   $120,000     $6,000
CEO           1997    $90,000     $6,000

David Nelson,
President     1998   $110,000     $6,000
              1997    $87,000     $6,000
              1996    $24,000     $6,000

Steve Hughes,
CFO           1998    Terminated April, 1998
              1997    $30,000

Elaine Boze,
Counsel       1998    $70,000
              1997    $12,000

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

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

          Reference is made to the Exhibit Index on Page 11.


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

9.1  License  Agreements  between  Regent  Technologies,   NKN
     Technologies, Inc. and National Knowledge Networks dated August 16, 1996 and as modified under the Modification Agreement dated September 30, 1996; said agreements incorporated by reference to Exhibit 9.1 to the Registrant's 10-KSB/A for the period ended December 31, 1996.

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

SALMON, BEACH & COMPANY, P.C.

Dallas, Texas
July 20, 1999

                   REGENT TECHNOLOGIES, INC AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31,
                           (Amounts in thousands)

                                    1998               1997
                               ______________      ______________

ASSETS
Current Assets
  Cash                                $  --             $     2
  Notes receivable                       --                  46
  Accounts receivable                     48                 12
                                      ______             ______
Total Current Assets                      48                 60

Property and Equipment - At Cost
  Furniture and fixtures                   8                  7
  Computer and electronic equipment        3                224
                                      ______              _____
                                          11                231
  Less accumulated depreciation
    and amortization                       7                 14
                                      ______              _____
                                           4                217

OTHER ASSETS                              67                335
                                      ______              _____
                                     $   119               $612

LIABILITIES
Current Liabilities
  Current portion of long
    term obligation                   $  --               $   20
  Unearned revenues                      --                    5
  Accounts Payable and
     accrued liabilities              $   48             $   178
  Accrued Compensation                   170                 226
  Notes payable to affiliates             --                  --
                                       ______             ______
Total Current Liabilities                218                 429

Long Term Obligation                      64                  40

Stockholder's Equity
  Common stock par value $.01 per share
   Authorized 100,000,000 shares
   issued and outstanding 3,643,693 and
   15,367,189 shares for
   1998 and 1997, respectively             36                 154
  Capital in excess of par value        3,149               2,671
  Accumulated deficit                  (3,348)             (2,682)
                                      _______             _______
Total Stockholders' Equity            $  (163)            $   143
                                      _______             _______

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $  119             $   612

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
                                           ______   _______    _____



      The accompanying notes are an integral part of these statements.
                                    F-4


                REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                            Additional                                Total
              Common Stock    Paid-In  Accumulat  Treasury   Stock Stockholder
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

Income Taxes

The  Company  utilizes the method of accounting  for  income
taxes   set  forth  in  Statement  of  Financial  Accounting
Standards No. 109 "Accounting for Income Taxes" (SFAS  109).
SFAS   109   requires  the  recognition  of   deferred   tax
liabilities   and  assets  for  the  expected   future   tax
consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases ofassets and liabilities, using
enacted  tax  rates  in  effect  in  the  years  which   the
differences   are  expected  to  reverse.  These   temporary
differences primarily relate to depreciation, depletion and amortization. The Company has not recognized the benefit of any net operating loss carryforwards as the result of adopting SFAS 109, and no deferred tax assets have been recorded in the books of the Company due to uncertainty as to the Company's ability to utilize the loss carryforwards.

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

9.1 License Agreements between Regent Technologies, NKN Technologies, Inc. and National Knowledge Networks dated August 16, 1996 and as modified under the Modification Agreement dated September 30, 1996; said agreements incorporated by reference to Exhibit 9.1 to the Company's 10-KSB/A for the period ended December 31, 1996.

22       List of subsidiaries

27       Financial Data Schedule (submitted electronically only)






<SEQUENCE>2

                                  Exhibit 22


                            Regent Technologies, Inc.
                              List of Subsidiaries
                              --------------------

                        1.  Regent TEL1 Communications, Inc.
                            2929 Elm Street
                            Dallas, Texas 75226
			    (Sold effective January 1, 1998)

                        2.  ConnecTen L. L. C.
                            2929 Elm Street
                            Dallas, Texas 75226
			    (Sold effective January 1, 1998)

                        3.  Channel Services, L. C.
                            2929 Elm Street
                            Dallas, Texas 75226
			    (Sold effective January 1, 1998)

                        4.  Regent Digital Imaging, Inc.
                            16405 Addison Road, Suite 150
                            Dallas, Texas 75248
			    (Sold effective January 1, 1998)





<SEQUENCE>3


<ARTICLE> CT
<MULTIPLIER> 1,000

<PERIOD-TYPE>                   YEAR
<FISCAL-YEAR-END>                          DEC-31-1998
<PERIOD-START>                             JAN-01-1998
<PERIOD-END>                               DEC-31-1998
<TOTAL-ASSETS>                                     119
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                          0
<COMMON>                                            36
<OTHER-SE>                                       (163)
<TOTAL-LIABILITY-AND-EQUITY>                       119
<TOTAL-REVENUES>                                     2
<INCOME-TAX>                                         0
<INCOME-CONTINUING>                              (281)
<DISCONTINUED>                                   (385)
<EXTRAORDINARY>                                      0
<CHANGES>                                            0
<NET-INCOME>                                     (666)
<EPS-PRIMARY>                                   (.195)
<EPS-DILUTED>                                   (.195)


</SEC-DOCUMENT>