Form 10-K/A
period 1998-12-31
REGENT TECHNOLOGIES INC
filed 2005-05-31
CIK 319200

</SEC-HEADER>
<SEQUENCE>1



              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or an amendment to this Form 10-K/A. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 1999 was approximately $370,000.

Number of shares outstanding of the Registrant's Common Stock at June 30, 1999: 5,500,817 shares, par value $.01 per share.

                      REGENT TECHNOLOGIES, INC.
                    ANNUAL REPORT ON FORM 10-K/A
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

     Item 6. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations............................... 4


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

Item  6.   Management's Discussion and Analysis  of  Financial
Conditions and Results of Operation

General

     The statements contained in this Annual Report on Form 10-
K/A   that   are  not  historical  facts  are  forward-looking
statements  (as such term is defined in the Private Securities
Litigation  Reform  Act  of  1995)  that  involve  risks   and
uncertainties.    Such  forward-looking  statements   may   be
identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," should" or "anticipates" or the negative thereof or other
variations   thereon   or  comparable   terminology,   or   by
discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in
writing.   Such forward-looking statements may be included  in
various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized
executive  officer  of  the  Company.   These  forward-looking
statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

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

Item 7.  Financial Statements

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-K/A.
A list of the financial statements filed herewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

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

(1)  Other Annual Compensation is an automobile allowance
(2) The CEO and President are compensated under Employment Contracts initiated effective on April 1, 1997 and have deferred all salary until the Company is capitalized.
(3) The Company paid, or otherwise incurred, a consulting fee of $24,000 to the President in 1996 and 1995.

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

     On July 23, 1998, Regent announced its entry into the web printing business through its subsidiary, Regent Digital, Inc.'s entering into a marketing alliance with ColorGraphics
     Corporation.

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

9.1  License  Agreements  between  Regent  Technologies,   NKN
     Technologies, Inc. and National Knowledge Networks dated August 16, 1996 and as modified under the Modification Agreement dated September 30, 1996; said agreements incorporated by reference to Exhibit 9.1 to the Registrant's 10-K for the period ended December 31, 1996.

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

          Statements of Cash Flows for the years ended
          December 31, 1998, 1997, and 1996                    F-6

          Notes to Financial Statements                        F-7

                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Regent Technologies, Inc.

We have audited the accompanying consolidited balance sheets of Regent Technologies, Inc. ( a Colorado corporation) and subsidiaries as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the accompanying consolidate balance sheets of the Company and subsidiaries as of December 31, 1997 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
                                           ______   _______    _____



      The accompanying notes are an integral part of these statements.
                                    F-4


                REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                            Additional                                Total
              Common Stock    Paid-In  Accumulated  Treasury   Stock Stockholder
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

          The accompanying notes are an integral part of these statements.
                                      F-5

                   REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,
                (Amounts in thousands, except per share data)

                                        1998     1997     1996

Cash Flow From Operating Activities:
 Net earnings (loss)                 $ (666)   $  (379) $   (90)
 Adjustments To Reconcile Net
 Earnings (loss) to Net Cash
 Provided (Used) by
 Operating Activities:
 Gain on sale of assets                    --       --       (3)
 Depreciation and amortization             2        44       39
 Loss on disposal of subsidiaries        385        --       --
 Increase (Decrease) in
 Accounts Receivable                      58       (11)      (1)
 Other current assets                     --        --        2
 Other assets                             --        --        --
 Increase (Decrease)in
 Accounts payable and
 Accrued liabilities                     (80)       167       12
 Accrued compensation                    165        212       14
                                       _______   ______   ______
Net Cash Provided (Used)
In Operating Activities                $(136)      $ 33    $ (27)
                                      ____________________________

Cash Flow From Investing Activities:
  Net collections on
  Notes receivables                        --       54        2
  Proceeds (Costs) of investment
  In Subsidiary                            --       --        6
  (Increase) Decrease of property
  And equipment                            --     (167)      --

                                      _____________________________
Net Cash Provided (Used)In
  Investing Activities                $     0    $(113)     $ 8
                                      _____________________________

Cash Flow From Financing Activities:
  Issuance of common stock                 134      83        9
  Net proceeds from (repayment of)
  Note to stockholder                       --      (2)       2
                                      _____________________________
Net Cash Provided (Used) From
Financing Activities                       134      81       11
                                      _____________________________
Increase (Decrease) in Cash                 (2)      1       (8)


Cash at Beginning of Period                  2       1        9
                                      ______________________________
Cash at End of Period                 $      0    $  2      $ 1

Supplemental Disclosures
  Cash paid during the period for
  interest and income taxes                  --      --       --
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

Depreciation and Amortization of furniture and fixtures is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives (5 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes. Amortization of the Technology License is provided in amounts which reflect the anticipated minimum number of years of the term of the license (10 years).

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

         REGENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 1998, 1997 AND 1996

(2)  DISPOSITION OF ASSETS/DISCONTINUED OPERATONS

Effective January 1, 1998, the Company sold 100% of the stock and interest of Regent Digital Imaging, Inc. and ConnecTen, L.L.C. respectively, to entities controlled by the Chairman of the Company for the assumption of certain debts and liabilities related to those entities, the forgiveness of the outstanding line of credit to the Chairman in the amount of $203,000, the receipt of a promissory note of $20,000 from the Chairman, and the payment of approximately $28,000 of the Company's accounts payable in April 1999.

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

9.1 License Agreements between Regent Technologies, NKN Technologies, Inc. and National Knowledge Networks dated August 16, 1996 and as modified under the Modification Agreement dated September 30, 1996; said agreements incorporated by reference to Exhibit 9.1 to the Company's 10-K for the period ended December 31, 1996.

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

</SEC-DOCUMENT>

</SEC-DOCUMENT>
-----END PRIVACY-ENHANCED MESSAGE-----