Form 10QSB/A
period 1999-09-30
REGENT TECHNOLOGIES INC
filed 2005-06-23
CIK 319200

<SEQUENCE>1




                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-QSB/A


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

     Common Stock, $.10 Par Value - 5,500,817 shares as of
October 31, 1999.

                           EXPLANATORY NOTE


New management of the Company is in the process of filing current and, as necessary, amended reports with the Securities and Exchange Commission (the "SEC"), including filing 10-Q, 10-K, and 8-K reports for delinquent periods. The objective is to be in compliance with reporting requirements under Section 13(a) of the Securities Exchange Act of 1934 and to take the steps necessary for the stock of the Company to begin trading. The Company plans to operate as a financial services and investment management firm.

This amendment on Form 10-QSB/A amends the Company's Quarterly Report on Form 10-QSB for the three and nine month periods ended September 30, 1999 and September 30, 1998, as initially filed with the SEC on August 18, 1999, and is being filed to more accurately reflect the cancellation of the accrued salaries and disposal of the Company's subsidiaries effective January 1, 1998 on the financial statements for the three and nine month periods ended September 30, 1999 and September 30, 1998.

Also, subsequent to the third quarter of 1999, the legal counsel for the Company determined that the agreement to grant stock options and to issue 40,246,209 shares of restricted Common Stock to the Straza Family Limited Partnership was void due to failure of consideration. The result of voiding this agreement was the reduction of assets and the number of shares of common stock and stock options issued and outstanding and the resulting per share loss for the three month and nine month periods ended September 30, 1999.

                           REGENT TECHNOLOGIES, INC.
                                FORM 10-QSB/A
                              TABLE OF CONTENTS
                                                              Page

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements................................... 2

           INCOME STATEMENTS
           For the three months and nine months ended September 30,
           1999 and 1998 (unaudited)............................ 2

           BALANCE SHEETS
           As of September 30, 1999 (unaudited)
           and December 31, 1998 (audited)...................... 3

           STATEMENTS OF CASH FLOWS
           For the nine months ended September 30, 1999 and 1998
           (unaudited).......................................... 4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................... 7

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

SIGNATURES.......................................................9


                 PART I. - FINANCIAL INFORMATION



Item 1. Financial Statements

                      REGENT TECHNOLOGIES, INC.
                         INCOME STATEMENTS
                FOR THE THREE MONTHS and NINE MONTHS
                    ENDED SEPTEMBER 30, 1999 AND 1998
                           (Unaudited)


(Amounts in thousands, except per share data)
                           Three months ended   Nine months ended
                              September 30         September 30
                           __________________   ________________
                              1999      1998      1999      1998
REVENUES

Interest income and other    $    2    $    0   $     6    $    2
                             ______    ______    ______     _____
                                  2         0         6         2
COSTS AND EXPENSES
Selling, general and
 administrative expenses         10        64        40       233
Depreciation and amortization     0         0         1         2
Interest expense                  0         0         0         0
                             ______    ______    ______      _____
                                 10        64        41       235

NET LOSS                         (8)      (64)      (35)     (233)
                             ------    ------    ------     ------

DISCONTINUED OPERATIONS
  Loss on disposal of divisions                              (385)

NET EARNINGS (LOSS) APPLICABLE
TO COMMON STOCK                  (8)       (64)     (35)     (618)
                              ------    ------    ------    ------
Loss per share              $ (.002)   $ (.019) $ (.008)  $ (.184)

Weighted average Common
Shares outstanding            4,490      3,400    4,422     3,360

See Accompanying Notes to Financial Statements.

                          REGENT TECHNOLOGIES, INC.
                                BALANCE SHEETS


                             September 30, 1999   December 31, 1998
                               ______________      ______________
                                 (Unaudited)          (Audited)
ASSETS
Current Assets
  Cash                                $    0             $    0
  Note receivable from
    related party                          8                 20
  Accounts receivable                     28                 28
                                      ______             ______
Total Current Assets                      36                 48

 Furniture and fixtures                    8                  8
 Computer and electronic equipment         3                  3
                                      ______             ______
                                          11                 11
 Less accumulated depreciation             7                  7
                                      ______             ______
Total Fixed Assets                         4                  4
Other Assets                              67                 67
                                      ______             ______
TOTAL ASSETS                          $  106             $  119

LIABILITIES
Current Liabilities
  Accounts Payable                    $   54             $   48
  Accrued Compensation                     0                170
                                      ______             ______
Total Current Liabilities                 54                218


Long Term Liabilities                     64                 64

Shareholders' Equity (Deficiency)
  Common Stock, par value $.01 per share
   Authorized 100,000,000 shares
   Issued and outstanding -
   5,500,817 and 3,643,693 shares         55                 36
  Capital in excess of par value       3,316              3,149
 Accumulated deficit                  (3,383)            (3,348)
                                      _______            _______
Total Shareholders' Equity
 (Deficiency)
                                      $  (12)            $ (163)
                                         ____               ____

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)                   $  106             $  119

See Accompanying Notes to Financial Statements.

                                      3

                    REGENT TECHNOLOGIES, INC.
                    STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           (Unaudited)

(Amounts in thousands)
                                        1999               1998
                                        ____               ____
Cash Flow From Operating Activities:
 Loss From Operations                 $  (35)            $ (618)
                                      _______            _______


Adjustments To Reconcile Net
 Income to Net Cash (Used)Provided by
 Operating Activities
  Depreciation                             1
  Loss on disposal of subsidiaries
 (Increase) Decrease in                                     385
  Receivables
  Deposits                                                   18
 Increase (Decrease) in
  Accounts payable                         9                (28)
  Accrued compensation                  (165)               185
                                      _______            _______
Net Cash Used In Operating Activities $ (190)            $  (58)
                                      _______            _______

Cash Flow From Investing Activities:
  Net collections on notes            $    0             $    0
  Decrease to equipment
  Costs of investment
    in subsidiary
  Increase  in other assets
Net Cash Used In                      _______            _______
  Investing Activities                $    0             $    0

Cash Flow From Financing Activities:
  Notes receivable for issuance of
  Common Stock                        $    0             $    0
  Net issuance of Common Stock           190                 56
  Decrease to equipment
  Net proceeds from
    note to shareholder
                                      _______            _______
Net Cash Provided From
  Financing Activities                $  190             $   56
                                      _______            _______
  Increase (decrease) in Cash              0                 (2)
Cash at Beginning of Period           $    0             $    2
                                      _______            _______
Cash at End of Period                 $    0             $    0

See Accompanying Notes to Financial Statements.

                          REGENT TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
             September 30, 1999 (unaudited) and December 31, 1998


(1) BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Regent Technologies, Inc. ("the Company") included in the 1998 Annual Report filed on Form 10-K/A, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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

Recent Business Developments

Effective January 1, 1998, and in an effort to allow new management to initiate new directions for the Company, the aforementioned named subsidiary companies have been divested to related parties. See "Note 3. Transactions with Related Parties."

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

The Chairman accepted a $90,000 promissory note for the $90,000 deferred compensation owed. The promissory note was assigned to a third party and redeemed by the Company with 900,000 shares of restricted Common Stock. In addition, the Chairman agreed to accept, effective January 1, 1998, conveyance of 100% of the assets and liabilities of Regent Digital Imaging, Inc. and ConnecTen, LLC in exchange for all indebtedness owed to the Chairman including monies owed under a secured line of credit and termination of his
employment  contract.   From   the  assets  of  the  transferred
companies, the Chairman agreed to pay certain Company payables, including $20,000 to the Company plus monies owed to the General Counsel, the Chief Technical Officer and the Director of Marketing and related taxes for the termination of their employment contracts. The promissory note was assigned to a third party and paid by the Company with 900,000 shares of restricted Common Stock.

The President accepted a $90,000 promissory note and an account payable of $10,000 for the $80,000 deferred compensation owed and $20,000 of expense reimbursement for the termination of his employment contract. In addition, the President agreed to accept, effective January 1, 1998, conveyance of 100% of the assets and of Channel Services, L.C. in exchange for the liabilities of the company. The only asset was a computer. The promissory note was assigned to a third party and paid by the Company with 900,000 shares of restricted Common Stock.

Effective January 1, 1998, Woody Inc. purchased 100% of the shares of the stock of Tel1 Communications, Inc. for $67,000 in the form of a promissory note due and payable on or before December, 2003.

During  the third  quarter of 1999, the Company issued 40,246,209
shares of   Restricted  Common Stock to the Straza Family Limited
Partnership in  exchange   for $1,200,000  notes  receivable  and
issued stock options to that entity. Subsequently, this exchange was reversed with all shares and options voided or returned to the Company.

(4)  COMMITMENTS

The  Company  has a lease on its office space located at 2929 Elm
Street, Dallas, Texas for $3,500 per month, which lease expires on August 31, 2000. Effective January 1, 1999, this space was sub-leased to Worksoft, Inc. for the lease amount.

(5)  CHANGES IN MANAGEMENT AND EVENTS

Effective  June 22, 1999,  the  Board  of Directors elected  Lupe
Vasquez and Brian Layton as Directors. Lupe Vazquez declined to serve as a Director.

Effective June 28, 1999, the Board of Directors accepted the resignations of Roy W. Mers as Director, Chairman and as Chief Executive Officer and David A. Nelson as Director and President.

Effective  June 28, 1999,  the  Board of Directors elected  Robyn
Sterritt as Director, President and Chief Executive Officer. Ms. Sterritt was also elected Chairman of the Board of Directors effective June 28, 1999.

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


Financial Condition

Liquidity and Capital Resources

At September 30, 1999, the Company had a negative net working capital of $197,000. The Company has no amortization requirements under any term loan agreements. The Company is not current on its trade payables.


Results of Operations

COMPARISION OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net loss for the nine months ending September 30, 1999 was $35,000 or $.008 cents per common share, compared with a net loss of $618,000 for the same period in 1998. An amount of $4,000 was recorded as Other Income due to the receipt of 42,876 shares of restricted Common Stock for the settlement of an employment contract and an amount of $2,000 was recorded as Other Income due to adjustments to accounts payable.

A total of $30,000 was recorded as expense to fulfill previous employee commitments and a total of $10,000 for administrative and accounting services.

                   PART II -  OTHER INFORMATION



Item 5.  Other Information

Effective June 22, 1999 the Board of Directors elected Lupe Vasquez and Brian Layton as Directors. Effective June 28, 1999 the Board of Directors accepted the resignations of Roy W. Mers as Director, Chairman and Chief Executive Officer and David A. Nelson as Director and President. Effective June 28, 1999 the Board of Directors
elected  Robyn   Sterritt  as  a  Director,  President  and  Chief
Executive Officer. Ms. Sterritt was also elected as Chairman of the Board of Directors effective June 28, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    27. Financial data schedule for the quarter ended September 30, 1999 (included only in the copy of this report filed electronically).

(b) Reports on Form 8-K

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




                                   REGENT TECHNOLOGIES, INC.
                                   Registrant

June 22, 2005                      David A. Nelson
Date
                                   Principal Financial Officer

                                   Principal Executive Officer



<SEQUENCE>2


<ARTICLE>  CT
<MULTIPLIER>   1,000

<PERIOD-TYPE>                           9-MOS
<FISCAL-YEAR-END>                       Dec-31-1999
<PERIOD-START>                          Jan-01-1999
<PERIOD-END>                            Sep-30-1999
<CASH>                                            0
<SECURITIES>                                      0
<RECEIVABLES>                                    36
<ALLOWANCES>                                      0
<INVENTORY>                                       0
<CURRENT-ASSETS>                                 36
<PP&E>                                           11
<DEPRECIATION>                                    8
<TOTAL-ASSETS>                                  106
<CURRENT-LIABILITIES>                            54
<COMMON>                                         55
<OTHER-SE>                                      (12)
<TOTAL-LIABILITY-AND-EQUITY>                    106
<SALES>                                           0
<TOTAL-REVENUES>                                  6
<CGS>                                             0
<TOTAL-COSTS>                                    41
<INTEREST-EXPENSE>                                0
<INCOME-PRETAX>                                 (35)
<INCOME-TAX>                                      0
<INCOME-CONTINUING>                             (35)
<DISCONTINUED>                                    0
<EXTRAORDINARY>                                   0
<CHANGES>                                         0
<NET-INCOME>                                    (35)
<EPS-BASIC>                                   (.008)
<EPS-DILUTED>                                 (.008)

</SEC-DOCUMENT>