Form 10KSB
period 1999-12-31
REGENT TECHNOLOGIES INC
filed 2005-08-30
CIK 319200

</SEC-HEADER>
<SEQUENCE>1



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                         Commission file number 000-9519


                            REGENT TECHNOLOGIES, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                      84-0807913
       ---------------                               -----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6727 Hillcrest Ave., Suite E, Dallas, TX                   75205
(Address of principal executive offices)                 (Zip Code)

                     Issuer's telephone number 214-507-9507

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
         None

         Securities registered under Section 12(g) of the Exchange Act:

                             $0.01 pv common stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues of its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) - $204,223


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,422,321 shares common stock $.01 par value as of August 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB for first, second and third quarter of fiscal year.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Number                   Item in Form 10-KSB                            Page No.
------                   -------------------                            --------

   1     Description of Business                                             3

   2     Description of Property                                             4

   3     Legal Proceedings                                                   4

   4     Submission of Matters to a Vote of Security Holders                 4

   5     Market for Common Equity and Related Stockholder Matters            5

   6     Management's Discussion and Analysis for Plan of Operation          5

   7     Financial Statements                                                6

   8     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           20

  8A     Controls and Procedures                                            20

   9     Directors, Executive Officers, Promoters and Control Persons       20

  10     Executive Compensation                                             21

  11     Security Ownership of Certain Beneficial Owners and Management     22

  12     Certain Relationships and Related Transactions                     23

  13     Exhibits and Reports on Form 8-K                                   23

  14     Principal Accountant Fees and Services                             24

         Signatures                                                         24

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS:

General

The terms "Company" and "Regent" when used herein mean Regent Technologies,
Inc.  and  its  subsidiaries.   Regent Technologies, Inc., formerly Regent
Petroleum Corporation, was incorporated under the laws of the  State  of
Colorado  on January  18,  1980.   In 1994, new management  redirected  the
Company's core business as an incubator for the development of emerging technologies and the shareholders voted to rename the Company at a meeting held on December 19, 1994. At the shareholders meeting held on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the Common Stock of the Company.

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

Recent Business Developments

Effective January 1, 1998, the aforementioned named subsidiary companies were divested in the ordinary course of business through sales in lieu of foreclosure due to the Company's creditors seeking repayment for delinquent debt. During 1999, the Company entered into negotiations to develop businesses related to landfill management and reclamation including the potential to enter the waste hauling business.

Employees

At December 31, 1999, the Company had no employees. The President serves without compensation.

ITEM 2 - DESCRIPTION OF PROPERTY

Offices

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by a former officer of the Company and as of 2003 by a business associate. The fair rental value of this space provided was not and is currently not material. Management believes that this will be sufficient for the needs of the Corporation for at the next 12 months.


ITEM 3 - LEGAL PROCEEDINGS

During 1998, former officer and shareholder Steven Hughes initiated a lawsuit for unpaid wages and the Company counter-claimed for damages. On January 10, 2000, both parties completed the execution of a Settlement Agreement and Mutual Release of All Claims resulting in the issuance of 140,000 restricted shares of common stock of the Company to the Plaintiff.

During 2001, stockholder David Nelson initiated a lawsuit against the Company and management of the Company for issuing shares of common stock without consideration. The case was ordered for mediation and on February 27, 2003, the case was settled with former management concurring that 7,331,504 shares were issued without consideration and should be cancelled. Also, as part of the mediation settlement, it was agreed that certain shares previously owned by the father of the President, Richard Straza and the Straza family members and legal entities (the Straza Shares) would be returned and cancelled and that the Company would be indemnified against claims arising from the issuance of the Straza Shares. As of August, 2005, these shares have not been returned to the Company and management believes legal action will be necessary to retrieve the shares.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented for a vote to the shareholders of Regent during the fourth quarter of its fiscal year.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the "pink-sheets" under the symbol "REGT." The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by security dealers. The quotes represent inter-dealer prices without adjustments or commissions and may not represent actual transactions.
                                                  Bid Price
                                                High     Low
          1998
            1st  Quarter                        .72      .60
            2nd  Quarter                       1.25      .37
            3rd  Quarter                       1.00      .56
            4th  Quarter                        .32      .25

          1999
            1st  Quarter                        .25      .10
            2nd  Quarter                        .25      .10
            3rd  Quarter                        .10      .05
            4th  Quarter                        .10      .05


The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 1999,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,121.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Certain  statements  in  this  Report  also  constitute   "forward-looking
statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future
results,   performance   or   achievements   expressed  or implied   by  such
forward-looking statements.  Factors that might cause such a difference include,
among  others,   uncertainties   relating  to  general economic  and  business
conditions; industry trends; changes in demand for the Company's product; uncertainties relating to client plans and commitments and the timing of orders received from clients; announcements or changes in pricing policies by the Company or its competitors; unanticipated delays in the development, market acceptance or installation of the Company's products; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; governmental export and import policies; global trade policies; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Financial Condition

Effective January 1, 1998, the aforementioned Company's subsidiary companies were divested in the ordinary course of business through sales in lieu of foreclosure due to the Company's creditors seeking repayment for delinquent debt and the inability to raise capital due to continuing operating losses. The Company has not yet made any determination about the future business plans. The Company's Board of Directors is evaluating possible directions, including a possible transaction in which the Company sells or merges its "public shell" corporation to or with a private operating business whereby the Company's shareholders would retain some ownership interest in the surviving public corporation. However, the Board of Directors may not choose to pursue one or more options not yet considered.

The Company did not have revenues from operations in each of the last two fiscal years. The Company is not current on its trade payables including amounts owed to stockholders and continues to raise monies as needed through proceeds from the sale of the Company's restricted Common Stock or from short term loans from individuals.

The Company is not performing any product research and development at this time and it is not expected to purchase equipment or incur significant changes in the number of employees.

OFF - BALANCE SHEET ARRANGEMENTS

At present, Regent has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Regent's financial condition.

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Regent Technologies, Inc., (the Company) (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. at December 31, 1999, and the results of its operations and cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
August 29, 2005

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

SALMON, BEACH & COMPANY, P.C.
-----------------------------
Dallas, Texas
July 20, 1999

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 1999


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $       -
   Settlements and note receivable, net of $79,692
     allowances for uncollectible amounts                                    5,000
                                                                           ---------
Total Current Assets                                                         5,000

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                            (9,171)
                                                                         ---------

     Net property and equipment                                              1,822

                                                                         $   6,822
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                               $  25,518
   Accounts payable, stockholder                                            10,000

                                                                         ---------

      Total Current Liabilities                                             35,518
                                                                         ---------

Note payable                                                                64,000
                                                                         ---------

Commitments and contingencies                                                    -

STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 56,371,406 shares
     issued and 56,328,530 outstanding                                     563,714
   Paid-in capital in excess of par                                      2,816,594
   Accumulated deficit (including $125,005
     accumulated during the development stage)                          (3,473,004)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------
                                                                        (   92,696)
                                                                         ---------

							                 $   6,822
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                    1999                1998
                                                ------------        ------------
Revenues                                         $        -          $       -

Operating expenses:

  General and administrative                        143,619             283,000

                                                  ---------           ---------
Operating loss                                     (143,619)           (283,000)
                                                  ---------           ---------

Interest income                                           -               2,000
Gain on extinguishment of debt                       18,614                   -
                                                  ---------           ---------
Loss from continuing operations
  before income taxes                              (125,005)           (281,000)

Provisions for income taxes                               -                   -
                                                  ---------           ---------
Loss from continuing operations                    (125,005)           (281,000)

Discontinued operations:

  Loss from operations of discontinued divisions,
    net of $0 income tax benefit                          -                   -

  Loss from disposal of subsidiaries,
    net of $0 income tax benefit                          -            (385,000)
                                                  ---------           ---------

Net loss                                          $(125,005)          $(666,000)
                                                  =========           =========

Basic loss per common share:
  Loss from continuing operations                 $     .00           $(    .08)
  Loss from discontinued operations, net of tax           -            (    .11)
                                                  ---------           ---------
  Basic loss per common share                     $(    .00)          $(    .20)
                                                  =========           =========


Diluted loss per common share:
  Loss from continuing operations                 $     .00           $(    .08)
  Loss from discontinued operations, net of tax           -            (    .11)
                                                  ---------           ---------
  Diluted loss per common share                   $(    .00)          $(    .20)
                                                  =========           =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                            Common Stock                                               Total
                                     -----------------------      Additional                        Stockholder's
                                     Issued                        Paid-In         Accumulated         Equity
                                     Shares        Par Value       Capital           Deficit          (Deficit)
                                     ------        ---------       -------           -------         ---------


Balance at December 31, 1997          2,561,198     $ 25,612      $ 2,799,871     $( 2,681,999)    $    143,484


Issuance of Common Stock              1,082,495       10,825          349,000                -          359,825


Net loss                                      -            -                -      (   666,000)     (   666,000)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 1998          3,643,693       36,437        3,148,871      ( 3,347,999)     (   162,691)

Issuance of common stock in
  exchange for services                  50,000          500            4,500                -            5,000


Issuance of common stock upon
  conversion of notes payable         1,800,000       18,000          172,000                -          190,000


Issuance of common stock with
  failed consideration               50,877,713      508,777       (  508,777)               -                -


Net loss                                      -            -                -      (   125,005)     (   125,005)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 1998         56,371,406      563,714        2,816,594      ( 3,473,004)     (    92,696)
                                    ===========     ========        =========       ==========       ==========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                 1999               1998
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $(125,005)          $(666,000)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,940               2,000
     Loss on disposal of subsidiaries                                 -             385,000
     Gain from extinguishment of accounts payable              ( 18,614)                  -
     Note issued for settlement expenses                         20,000              20,000
     Common stock issued for services                             5,000                   -
     Increase in accounts receivable                                  -              58,000
     Decrease in other assets                                     1,967                   -
     Increase in allowance for uncollectible settlements         79,692                   -
     Increase (decrease) in accounts payable                     25,020            ( 80,000)
     Increase in accrued compensation                            10,000             165,000
                                                              ---------           ---------
        Net Cash Used In Operating Activities                         -            (136,000)
                                                              ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                 -                   -
                                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                            -             134,000
                                                              ---------           ---------
        Net Cash Provided By Financing Activities                     -             134,000
                                                              ---------           ---------
Net Decrease in Cash                                                  -            (  2,000)

Cash At Beginning Of Period                                           -               2,000
                                                              ---------           ---------

Cash At End of Period                                         $       -           $       -
                                                              =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock for services/deferred comp       $   5,000           $ 226,000

    Issuance of notes payable in settlement of
      accrued compensation                                    $ 170,000           $       -

    Issuance of common stock upon
      conversion of notes payable                             $ 190,000           $       -

    Reduction of related party note receivable
      from direct payment of liabilities                      $  29,255           $       -


           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND 1998


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Regent Technologies, Inc., (the Company) formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, in the state of Colorado for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organizational and included the issuance of equity capital and the acquisition of developed and undeveloped oil and gas properties which included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core activities and acquired SSB Environmental, Inc. (SSB), which was organized for the purpose of obtaining waste and landfill reclamation contracts. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSB. In September, 1996, the Company entered into a license agreement for the technologies necessary to offer dialup access to the Internet. During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. During the first quarter of 1998,the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company divested 100% of its ownership in all subsidiary companies and re-entered the development stage (see below).

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of December 31, 1999, had no business operations and a working capital deficit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the year 1999 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended December 31, 1999 and 1998.

Settlements and note receivable and allowances for uncollectible amounts

The Company's settlements and note receivable (Note 6) represent remaining principal balances that had not been collected at the balance sheet date. These receivables are considered past due based upon maturity dates stated in the note or other applicable facts and circumstances. At December 31, 1999, the balances of these receivables have been reduced by an allowance for uncollectible amounts of $79,692 so that they are reflected in the accompanying financial statements at their net realizable values of $5,000 determined from amounts actually collected in 2000. Interest has not been accrued on the note receivable because collection is not reasonably assured.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 1999 and 1998, depreciation expense totaled $1,940 and $2,000, respectively.

Extinguishment of debt

During the year ended December 31, 1999 the Company recognized $18,614 of income from its extinguishment of debt relating to old accounts payable that management believes is no longer enforceable due to the expiration of applicable statutes of limitations. Pursuant to SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, this gain is reflected in the accompanying statements of operations as part of continuing operations because it does not meet the requirements for treatment as an extraordinary item.

Long-lived assets

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. During the year ended December 31, 1998, the Company identified and charged to discontinued operations an impairment in the carrying value of its SSBE subsidiary (Notes 1 and 5) totaling $13,496.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

Net loss per common share

Basic loss per common share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per common share amounts reflect the maximum dilution that would have resulted from the exercise of stock options (Notes 2 and 7). Diluted loss per common share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed exercise of stock options into an equivalent number of common stock shares.

For the years ended December 31, 1999 and 1998, basic loss per common share amounts are based on 27,909,944 and 3,420,000, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed exercise of stock options and warrants (Note 7) as the effect would be antidilutive.

Recent Accounting Pronouncements

Through August 18, 2005, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statement on Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In December 2004, the FSAB issued SFAS No. 123R, "Share-Based Payments", revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results (Note 7).

Stock based incentive program

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not have a formal stock based compensation plan. However, stock options were granted to a director in 1999 and employees in 1998 and were valued using the intrinsic value method, which resulted in no compensation costs for the options granted. The required pro forma disclosures of net loss and net loss per common share amounts as if the fair value method of accounting has been applied are contained in Note 7.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the note payable also approximates its carrying values because its terms are comparable to similar lending arrangements in the marketplace. At December 31, 1999, the Company did not have any other financial instruments.

2.      CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, 30,000,000 of which have been designated as preferred shares with a par value per share of $.10, and 100,000,000 of which have been designated as common shares with a par value per share of $.01.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


In July, 1995, the Company designated 10,000 shares as Series A Redeemable Preferred Stock for which no shares were issued and the designation expired in December, 1998. No other series, rights or privileges have been designated with respect to the preferred stock shares. Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors.

On March 4, 1998, the shareholders approved a 1 for 6 reverse split of the common stock of the Company. All share and per share amounts have been retroactively restated in the accompanying financial statements.

In connection with the settlement of employment agreements and related stock grants, 42,876 common stock shares were returned to the Company and are being held in treasury at no cost (Note 6).

On June 29, 1999, the Company entered into a Stock Purchase Agreement with the Straza Family Limited Partnership, a partnership managed by the father of the Company's President, Richard Straza, for stock options and shares of restricted common stock in exchange for the assignment of notes receivable totaling $1,100,000 to the Company. Although the transaction was never formally closed as provided for in the agreement, on July 30, 1999, the Company issued 36,046,209 shares of restricted common stock. The notes receivable were never assigned to the Company, and on April 5, 2000, the shares were returned to the Company and cancelled. The stock options were not issued at any time and the Stock Purchase Agreement was voided.

As of August 15, 2005, 20,422,321 shares of common stock have been certified by the Company's independent stock transfer agent as outstanding, including 7,331,504 shares of restricted common stock that the Company believes were issued without consideration and should be cancelled (Note 3). In addition, Regent believes 7,500,000 shares of restricted common stock were issued without consideration to the Straza Family Limited Partnership and should be returned and cancelled. Management of the Company is currently attempting to reclaim and cancel the certificates for these shares issued without consideration and believes legal action may be necessary.


3.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2003 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 1999, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

During 1998, former officer and shareholder Steven Hughes initiated a lawsuit for unpaid wages and the Company counter-claimed for damages. On January 10, 2000, both parties completed the execution of a Settlement Agreement and Mutual Release of All Claims resulting in the issuance of 140,000 restricted shares of common stock of the Company to the Plaintiff.

During 2001, stockholder David Nelson initiated a lawsuit against the Company and management of the Company for issuing shares of common stock without consideration. The case was ordered for mediation and on February 27, 2003, the case was settled with former management concurring that 7,331,504 shares were issued without consideration and should be cancelled. Also, as part of the mediation settlement, it was agreed that certain shares previously owned
(Note 2) by the former President's father, Richard Straza and the Straza family members and legal entities (the Straza Shares) would be returned and cancelled and that the Company would be indemnified against claims arising from the issuance of the Straza Shares. As of August 15, 2005, these shares have not been returned to the Company.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


4.      NOTE PAYABLE

In February 1999, the Company settled an equipment lease obligation with a vendor by executing a $200,000 promissory note that was paid directly by the former Chairman from the net assets of the subsidiary corporations he acquired when the Company divested of these subsidiaries (Note 5). The former Chairman used in this note and elsewhere in the accompanying financial statements means Roy Mers.

In addition, Regent executed a $64,000 promissory note payable to a vendor. The note is non-interest bearing, unsecured and was due March 1, 2004. The Company has not made any payments on this note and it is currently in default and accruing interest from the date of default at 15% per annum.

5.  	DISPOSITION OF ASSETS/DISCONTINUED OPERATONS

Effective January 1, 1998, the Company transferred in a sale in lieu of foreclosure 100% of the stock and interest of Regent Digital Imaging, Inc. and ConnecTen, L.L.C. respectively, to entities controlled by the then Chairman of the Company for the assumption of certain debts and liabilities related to those entities, including the payment of $200,000 of Regent Digital Imaging, Inc. debt for an equipment lease obligation, the payment of a Company note payable for $18,000, and the forgiveness of the outstanding line of credit payable to the Chairman in the amount of $203,000. Also, the Company received certain settlement receivables of $20,000 and $27,888 from the Chairman (Note 6), the collections of which were used to pay certain accounts payable in April 1999.

Effective January 1, 1998, the Company conveyed (Note 6) 100% of the interest of Channel Services, LC, to the then President of the Company for the assumption of certain debts and liabilities.

Effective January 1, 1998, the Company sold 100% of the interest of Regent TEL1 Communications, Inc. to Woody, Inc. (Note 6) for the assumption of certain debts and liabilities and a non-recourse promissory note of $67,000.

During 1998, the Company's interest in SSBE was written off because in the opinion of management, its value was impaired (Note 1).

Prior to 1998, these subsidiaries were consolidated as part of the Company. The cumulative sales price received upon disposal of these subsidiaries was approximately $116,000. However, the subsidiaries' recorded assets exceeded recorded liabilities by approximately $501,000 and the difference of approximately $385,000 has been charged to 1998 discontinued operations as a loss.

In addition, the Company and subsidiaries executed an agreement that they would hold each other harmless and not look to the other for any further remuneration.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


6.  	RELATED PARTY TRANSACTIONS

Settlements with former officers

In June of 1999, the Company executed settlement agreements with the Chairman, President, General Counsel and the Chief Technical Officer to terminate each of their employment contracts and the deferred compensation amounts due thereunder. The Company issued 50,000 shares of restricted common stock to the General Counsel in payment of deferred compensation, $5,000 of which was paid BY the Company by the issuance of these shares and the remainder of which was assumed by the former Chairman in connection with the Company's divestiture of its subsidiaries (Note 5). In addition, Regent released the Chief Technical Officer from his contract in exchange for the stock grant thereunder. Pursuant thereto, 42,876 shares of restricted common stock was returned to the Company and is being held in treasury at no cost (Note 2). Because the issuance of the promissory note and its subsequent conversion occurred contemporaneously, no interest was accrued by the Company because the amount was not material.

The Chairman accepted a $90,000 convertible promissory note for $90,000 of deferred compensation owed. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock. In addition, the Chairman agreed to accept, effective January 1, 1998,conveyance of 100% of the assets and liabilities of Regent Digital Imaging and ConnecTen, LLC in exchange for all indebtedness owed to the Chairman including monies owed under a secured line of credit and termination of his employment contract plus the payment of certain Company indebtedness (Note 5). From the assets of the transferred companies, the Chairman agreed to pay certain Company payables, including $20,000 to the Company (see below) plus monies owed to the General Counsel, the Chief Technical Officer and the Director of Marketing and related taxes for the termination of their employment contracts. Because the issuance of the promissory note and its subsequent conversion occurred contemporaneously, no interest was accrued by the Company since it was not material.

The President accepted a $100,000 convertible promissory note and an account payable of $10,000 for $90,000 of deferred compensation owed and $20,000 of expense reimbursement for the termination of his employment contract. In addition, the President agreed to accept, effective January 1, 1998, conveyance of 100% of the assets of Channel Services, L.C. in exchange for the liabilities of the company. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock.

Settlements receivable, former Chairman

In connection with the Company's divestiture of its interest in several subsidiaries (Note 5), the Company received two receivables from its former Chairman of $20,000 and $27,888. The receivables were non-interest bearing, unsecured and due upon demand. During the year ended December 31, 1999, the Company received repayments of $2,420 and $27,888, respectively on such receivables through the payment of Company expenses by the former Chairman.

Note receivable, Woody, Inc. (Woody)

In connection with the Company's divestiture of its interest in several subsidiaries (Note 5), the Company received a $67,000 non-recourse promissory note from Woody, a corporation wholly owned by a stockholder, in exchange for 100% of the shares of the stock of Tel1 Communications, Inc. (Note 1). The note bears interest, which is payable annually on December 28th, at 6.0%, was due on December 28, 2003 and is unsecured. No interest or principal has been paid on this note and it is considered in default.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

7.       STOCK OPTIONS AND OTHER GRANTS

Stock options

In 1998, the Company issued to various employees of its subsidiaries (Note 1) options to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $.60 and that expired on the earlier of 90 days after employment termination or June 30, 2003. However, with the divestiture of its subsidiaries and the related termination of these employees, these options
expired in early 1999.    Additionally in 1998, in connection with a private
placement of the Company's common shares, the Company issued 333,333 warrants to purchase restricted common stock at $1.00 per share and expiring on June 30, 2003. In 1999, the Company issued to a director (Note 6) an option to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.25 and expiring on June 30, 2004. Other than the above options and warrants, no other options, warrants or similar rights have been granted.

The following is a summary of activity for the stock options granted for the years ended December 31, 1999 and 1998.

                                          December 31, 1999                         December 31, 1998
					---------------------			  ---------------------
                                                        Weighted                               Weighted
                                     Number of           Average             Number of          Average
                                      Shares          Exercise Price          Shares         Exercise Price
                                      ------          --------------          ------         --------------
Outstanding, beginning of year       866,668	       $	.67          716,667	      $        .31
Granted		                     100,000	       $        .25	     583,333	      $        .34
Expired	                            (533,335) 	       $       	.46	    (433,332)	      $	       .30
Exercised		                   -	       $          - 	    (      -)	      $          -
                                    ---------          ------------         ---------         -------------

Outstanding, end of year	     433,333	       $	.83          866,668	      $        .67

Exercisable, end of year	     433,333           $	.83	     866,668	      $        .67

Weighted average fair value
	of options and warrants
	granted during the year 		       $	.07			      $        .34



In addition, the following information is presented for stock options outstanding at December 31, 1999.



                                        Number        Weighted Ave.       Weighted
                     Range of        Outstanding       Remaining           Average
                 Exercise Prices      (x 1,000)    Contractual Life     Exercise Price
                ------------------    -----------  -----------------    --------------


		$	.25	        100	      3.5 years		 $	.25
		$      1.00	        333	      3.5 years		 $     1.00


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



As discussed in Note 1, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options issued. Accordingly, no compensation cost has been recognized for grants of options to employees in the accompanying statements of operations since the exercise prices were greater than or equal to the market prices of the Company's common stock on the grant (measurement) dates.

The following pro forma disclosures reflect the Company's net loss and net loss per common share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to SFAS No. 123. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.6%; no expected dividends; expected lives of five years; and expected volatility of 70.81% in 1998 and 112.07% in 1999.



                                                 Year Ended                Year Ended
                                                  12/31/99                  12/31/98
                                             ------------------       -------------------

Pro forma net loss			       $(	 125,005)	 $( 	  687,000)

Pro forma basic net loss per share	       $(            .00)	 $(           .20)

Pro forma diluted net loss per share	       $(            .00)	 $(           .20)



8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 1999 the Company had a deferred tax asset totaling approximately $888,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $2,200,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2019. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change" as defined by the Internal Revenue Code of 1986, the Company's ability to utilize the net operating losses could be reduced.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 1999 and 1998 is as follows.


                                                Year Ended                Year Ended
                                                 12/31/99                  12/31/98
                                             ------------------       -------------------
Tax benefit computed
     at statutory rate				$( 42,502)               $(226,400)
State income taxes                               (  6,250)		  ( 11,322)
Increase in valuation allowance                    48,752                  237,762
                                                 ---------                ---------
                                                $       -                 $      -


The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 1999 and 1998, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.



						1999		1998
						----		----
	Deferred tax assets:
	  Net operating loss carry forward   $ 856,945	     $ 839,273
	  Allowance for doubtful accounts       31,080               -
	Less valuation allowance              (888,025)       (839,273)
					      ---------	      ---------
                                                     -               -

	Deferred tax liabilities:
	  Depreciation differences                   -               -
                                              ---------       ---------
	Net deferred tax assets              $       -       $       -

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 8, 2005, Turner, Stone & Company, L.L.P. ("Turner Stone") was engaged as the independent certified public accountant of Regent Technologies, Inc. (the "Company") as its principal independent auditor to audit the financial statements of the Company for the years ending December 31, 1999 through December 31 2004, and simultaneously the Company dismissed Salmon, Beach and Company, P.C. (the "Former Auditor").

The report of the Company's Former Auditor for the fiscal years ended
December 31, 1998 and 1997 contained no adverse opinions or disclaimer of opinion or qualification, except a statement that because of the inadequacy of the accounting records for 1998, they were unable to form an opinion regarding the amounts at which accounts payable were recorded. Also, the Former Auditor's report of the financial statements for the fiscal years ended December 31, 1998 and 1997 did contain a going concern comment in respect of the Company's recurring losses from operations and net capital deficiency.

The decision to change accountants was recommended, authorized and approved by the board of directors of the Company. During the period from the engagement of the Former Auditor through the date of the dismissal of the Former Auditor, including the Company's most recent fiscal year and the subsequent interim period, there were no disagreements with the Former Auditors, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Former Auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A - CONTROLS AND PROCEDURES

The management of Regent recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting for Regent. Due to the small size of Regent, the Company's Chief Executive Officer is aware of all matters pertaining to the operations and has reviewed all aspects of the financial information included in the company's financial reporting. At the present time, management is of the opinion that the company's internal controls over financial reporting for the past fiscal year is adequate.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 1999 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
Robyn Straza                40        June, 1999                 None
Brian Layton                40        June, 1999                 None
Gordon M. Boyd              51       December, 1994              None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
Robyn Straza                40       President, CEO            June, 1999

Ms. Robyn Straza and Mr. Brian Layton served as Directors of the Company from June, 1999 until February, 2003. The Company has no additional information about Ms. Straza or Mr. Layton.

Mr. Boyd served as a Director of the Company from December, 1994, to February, 2000. From 1988 to 1994, Mr. Boyd served as President of Schillinger, Salerni and Boyd, Inc. Mr. Boyd was an environmental policy aide to the State Assembly of New York from 1979 to 1983, when he was appointed executive director of the New York State Legislative Commission on Solid Waste Management. In 1989, he was appointed by the Governor to the State Solid Waste Management Board. He has a B.A. from Hamilton College.

During the 1999 fiscal year there were individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so. There were changes regarding the ownership interest and the beneficial ownership of the President and the President's father (Item 11) of the Company which were not reported.

Regent is developing a code of ethics that will apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

At present, Regent does not maintain an audit committee, instead the company's board of directors is responsible to review all audit matters.


ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of Regent by any person for all services rendered in any capacity to Regent for the present fiscal year.

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

Robyn Straza,
Chairman, CEO	    1999    $*         0.00     0.00        0.00        0.00       0.00        0.00

Roy W. Mers,        1999    $5,000*    0.00     6,000       0.00        0.00       0.00        0.00
Chairman, CEO       1998    $120,000*  0.00     6,000       0.00        0.00       0.00        0.00

David A.            1999    $5,000*    0.00     6,000       0.00        0.00       0.00        0.00
Nelson, President   1998    $110,000*  0.00     6,000       0.00        0.00       0.00        0.00

Elaine Boze,        1999    $5,000*    0.00     0.00        0.00        0.00       0.00        0.00
General Counsel     1998    $70,000*   0.00     0.00        0.00        0.00       0.00        0.00



----------
* Other Annual Compensation is an automobile allowance. All officers were compensated under Employment Contracts initiated effective on April 1, 1997 and deferred salaries until the Company was capitalized.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

As of August 10, 2005, there are 20,422,321 shares of Common Stock issued. As of December 31, 1999, there were 56,371,406 shares issued with the difference being the 140,000 shares issued in January, 2000 (Item 3) and the 36,046,209 shares cancelled in April, 2000 (Item 12). The following table utilizes the 20,422,321 as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.



Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       Robyn Straza                      (1)  8,664,284        42.43%
                   % Richard Straza                  (2)
                   Straza Family Ltd. Partnership
                   1613 Breakwater Lane
                   Plano, TX 75093

Common Stock       Brian Layton                      (3)          0         0.00%

Common Stock       David A. Nelson                   (4)    944,960         4.63%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Gordon Boyd                       (5)     44,422         0.22%
                   99 St. Street
                   Saratoga Springs, NY 12866

Common Stock	   All officers and directors        (6)   9,653,666       47.27%
		   as a group (5 persons)


(1) Robyn Straza was the President/Chief Executive Officer and director of Regent from June 28, 1999 until June 10, 2003. It is assumed she is the beneficial owner of the Straza Family Limited Partnership and the beneficial owner of the shares owned and beneficially owned by her father Richard Straza. Ms. Straza holds no shares of record.

(2) Richard Straza is the father of the President, Robyn Straza. This figure includes: (i) 7,500,000 of restricted shares held by the Straza Family Limited Partnership at December 31, 1999 but which may be cancelled (Item 12); (ii) 305,504 shares of restricted stock held of record in the name of Richard Straza; and (iii) 525,000 shares of unrestricted stock held of record in the name of Richard Straza.

(3) Brian Layton was a director from June 28, 1999 until June 10, 2003. Address is unknown.

(4) David A. Nelson is the President/Chief Executive Officer and director of Regent at the date of the filing of this report. This figure includes: (i) 300,000 restricted shares and 263,281 unrestricted shares held of record by David A. Nelson; (ii) 16,667 restricted shares and 70,835 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 294,177 held directly or beneficially in brokerage accounts.

(5) Gordon Boyd was a director of Regent from December 19, 1994 until
March 31, 2000. This figure includes: (i) 42,422 of restricted shares held directly; and (ii) 2,000 of restricted shares held beneficially for children.

(6) This figure includes 9,653,666 shares of Common Stock held directly and beneficially by the individuals listed and does not include the effect of the exercise of options or warrants as all have expired as of the date of the filing of this report.

Item 12.  Certain Relationships and Related Transactions

During the first quarter, 1998, the Directors approved the grant of stock and stock options to subsidiary employees totaling 250,000 shares at exercise prices ranging from $0.30 to $0.60 per share.

During June of 1999, Regent executed settlement agreements with the Chairman, President, General Counsel and the Chief Technical Officer to terminate each of their employment contracts and the deferred compensation amounts due thereunder. The Company issued 50,000 shares of restricted common stock to the General Counsel in payment of deferred compensation, $5,000 of which was paid by the Company by the issuance of these shares and the remainder of which was assumed by the former Chairman in connection with the Company's divestiture of its subsidiaries. Also, the Company released the Chief Technical Officer from his employment contract in exchange for the stock grant thereunder. Pursuant thereto, 42,876 shares of restricted common stock was returned to the Company and is being held in treasury at no cost.

The Chairman accepted a $90,000 convertible promissory note for $90,000 of deferred compensation owed. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock. Also, the Chairman agreed to accept, effective January 1, 1998, conveyance of the assets and liabilities of Regent Digital Imaging, Inc. and ConnecTen, LLC in exchange for all indebtedness owed to the Chairman including monies owed under a secured line of credit and termination of his employment contract plus the payment of certain Company indebtedness. From the assets of the transferred companies, the Chairman agreed to pay certain Company payables, including $20,000 to the Company plus monies owed to the General Counsel, the Chief Technical Officer and the Director of Marketing and related taxes for the termination of their employment contracts. In connection with the Company's divestiture of its interest in several subsidiaries, the Company received two receivables from its former Chairman of $20,000 and $27,888. During the year ended December 31, 1999, the Company received repayments of $2,420 and $27,888, respectively on the receivables through payments by the former Chairman.

The President accepted a $100,000 convertible promissory note and an account payable of $10,000 for $90,000 of deferred compensation owed and $20,000 of expense reimbursement for the termination of his employment contract. In addition, the President agreed to accept, effective January 1, 1998, conveyance of 100% of the assets of Channel Services, L.C. in exchange for the liabilities of the company. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock.

On June 29, 1999, the Company entered into a Stock Purchase Agreement with the Straza Family Limited Partnership, a partnership managed by the father of the Company's President, Richard Straza, for stock options and shares of restricted common stock in exchange for the assignment of notes receivable totaling $1,100,000 to the Company. Although the transaction was never formally closed as provided for in the agreement, on July 30, 1999, the Company issued 36,046,209 shares of restricted common stock. The notes receivable were never assigned to the Company, and on April 5, 2000, the shares were returned to the Company and cancelled. The stock options were not issued at any time and the Stock Purchase Agreement was voided. In addition, the Company believes 7,500,000 shares of restricted common stock were issued without consideration to the Straza Family Limited Partnership and should be returned and cancelled.

Item 13. Exhibits, Lists and Reports on Form 8-K.

(a)  Exhibits.

     The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

(b)  Reports on Form 8-K.


     On March 30, 1998, the Company filed a Current Report on Form 8-K reporting the Company's entry into the prepress and digital printing business through a newly formed wholly owned subsidiary, Regent Digital Imaging, Inc.

     On May 12, 1998, the Company filed a Current Report on Form 8-K reporting a letter of intent to acquire Digital Press & Imaging, in a transaction valued at about $4,500,000.

     On July 23, 1998, the Company filed a Current Report on Form 8-K announcing its entry into the web printing business through its new subsidiary, Regent Digital, Inc.'s entering into a marketing alliance with ColorGraphics Corporation.

     On March 9, 1999, the Company filed a Current Report on Form 8-K reporting the sale of all of the assets of Regent Digital, Inc. to The Color Place, Inc. and the move of corporate headquarters to 2929 Elm Street, Dallas, Texas 75226.

     On April 2, 1999, the Company filed a Current Report on Form 8-K reporting the sale of all of the assets of ConnecTen, L.L.C. to Internet Allegiance.

     On July 14, 1999, the Company filed a Current Report on Form 8-K announcing the changes to its Board of Directors and officers, including settlement agreements with the former officers including the former Chairman's plan to assume certain assets and liabilities of Regent Digital and ConnecTen. The Company also announced the sale of restricted stock to the Straza Family Limited Partnership and its plans to expand into the landfill, waste management, and recycling business.

     On October 7, 2003, the Company filed a Current Report on Form 8-K reporting the change of the officers and directors of the Company.

     On August 19, 2005, the Company filed a Current Report on Form 8-K reporting an auditor change from Salmon, Beach & Company, P.C. to Turner, Stone & Company, L.L.P.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Salmon, Beach & Company, P.C., the principal accountants for Regent.

                                         1998           1999
                                         ----           ----
     1. Audit Fees                     $12,390         11,000
     2. Audit-Related Fees                   0              0
     3. Tax Fees                             0              0
     4. All Other Fees*                      0              0

----------
* There were no other fees billed to Regent by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

Because Regent has only one director, the Company does not maintain a standing audit committee. As such, Regent does not have pre-approval policies and procedures regarding the engagement of an independent auditor for its year-end financial statements. Instead, the engagement of an auditor is approved by the ad hoc audit committee of the Board of Directors prior to the commencement of the audit. The balance of the services described in Items 2 or 3 above were pre-approved only to the extent that discussions were held with the principal independent accountant for Regent prior to the commencement of any services by the accountant, during which time all services to be performed by the accountant on behalf of Regent were outlined.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             REGENT TECHNOLOGIES, INC.


                                             By: /s/ David A. Nelson
                                                --------------------------------

                                             Date: August 29, 2005
                                                  ------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                             By: /s/ David A. Nelson
                                                --------------------------------
                                                David A. Nelson,
                                                CEO, CFO, President and Director

                                             Date: August 29, 2005
                                                  ------------------------------

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

21   List of subsidiaries - None