Form 10KSB/A
period 1999-12-31
REGENT TECHNOLOGIES INC
filed 2005-09-01
CIK 319200

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

                                             REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson
                                                President

                                          Date: August 29, 2005
                                                ------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

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

21    List of subsidiaries - None

31.1  Certification of Chief Executive Officer and Principal Accounting Officer

32.1  Certification of Chief Executive Officer and Principal Accounting Officer