Form 10QSB
period 2000-03-31
REGENT TECHNOLOGIES INC
filed 2005-09-01
CIK 319200

</SEC-HEADER>
<SEQUENCE>1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________

                        Commission File Number 0-230761

                            REGENT TECHNOLOGIES, INC.
                      ------------------------------------

       (Exact name of small business issuer as specified in its charter)


             COLORADO                                    84-0807913
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                          6727 Hillcrest Ave., Suite E
                              Dallas, Texas 75205
                    (Address of principal executive offices)

                                  214-507-9507
                          (Issuer's telephone number)

                         Regent Petroleum Corporation
                            (Former name of Issuer)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of August 15, 2005 was 20,422,321.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                 March 31, 2000

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At March 31, 2000

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months Ended March 31, 2000 and 1999
      For the Period from Inception (January 1, 1999) to
        March 31, 2000

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Three Months Ended March 31, 2000 and 1999
      For the Period from Inception (January 1, 1999) to
        March 31, 2000

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 March 31, 2000


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $       -
   Settlements and note receivable, net of $79,892                               -
     allowance for uncollectible amounts                                 ---------

Total Current Assets                                                             -

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                            (9,626)
                                                                         ---------

     Net property and equipment                                              1,367

                                                                         $   1,367
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                               $  24,634
   Accounts payable, stockholder                                            10,000

                                                                         ---------

      Total Current Liabilities                                             34,634
                                                                         ---------

Note payable                                                                64,000
                                                                         ---------

Commitments and contingencies                                                    -


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par valaue, 100,000,000
     shares authorized, 56,511,406 shares
     issued and 56,468,530 outstanding                                     565,114
   Paid-in capital in excess of par                                      2,829,194
   Accumulated deficit (including $143,577
     accumulated during the development stage)                          (3,491,576)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------

     						                           (97,268)

							                 $   1,367
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                          AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH MARCH 31, 2000
                                   (UNAUDITED)

                    				  				        Cumulative
                                                                                     Since Re-entering
                                              For the Three Months Ended March 31,   Development Stage
                                                    2000                1999          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $       -           $       -

Operating expenses:

  General and administrative                          4,572               2,991             148,191

                                                  ---------           ---------           ---------
Operating loss                                      ( 4,572)            ( 2,991)           (148,191)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -                   -              18,614
Loss on settlement                                  (14,000)                  -            ( 14,000)
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                               (18,572)             (2,991)           (143,577)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Net loss                                            (18,572)             (2,991)           (143,577)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .00)

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2000
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                2000                1999          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 18,572)          $(  2,991)          $(143,577)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   455                 485               2,395
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for settlement/services                 14,000                   -              19,000
     (Increase) decrease in accounts receivable                   4,800                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements            200                   -              79,692
     Increase (decrease) in accounts payable                       (883)              2,506              24,137
     Increase in accrued compensation                                 -                   -              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                            -                   -
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                     -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
                                                              =========           =========           =========



           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regent Technologies, Inc., (the Company) formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, in the state of Colorado for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organizational and included the issuance of equity capital and the acquisition of developed and undeveloped oil and gas properties which included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core activities and acquired SSB Environmental, Inc. (SSB), which was organized for the purpose of obtaining waste and landfill reclamation contracts. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSB. In September, 1996, the Company entered into a license agreement for the technologies necessary to offer dialup access to the Internet. During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. During the first quarter of 1998,the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company in the ordianary course of businessdivested 100% of its ownership in all subsidiary companies and re-entered the development stage.

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-KSB (Annual Report) for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statments contained in the Company's Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial postion, results of operations and cash flows of the Company for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the year ending December 31, 2000.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

Development stage activities

Effective January 1, 1998, the Company transferred in the ordinary course of business through a sale in lieu of foreclosure 100% of the stock and interest in its subsidiary companies. By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements from that date are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Regent Technologies, Inc. ("Regent" or "We" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 1999. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

The following discussion and analysis should be read in conjunction with the remainder of this Quarterly Report on Form 10-QSB including, but not limited to, the financial statements and notes thereto included herein.

GENERAL

Regent Technologies, Inc., a Colorado corporation, currently trades on the "pink sheets" under the symbol "REGT". The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition and raising capital. This discussion provides an analysis of the Company's anticipated plan of operation for the next 12 months.

PLAN OF OPERATION

As a development stage company, Regent has funded operations through short-term borrowings and equity investments in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time.

As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3 - CONTROLS AND PROCEDURES

We are a development stage company with no revenues and during the period covered by this quarterly report, our board of directors had responsibility for our internal controls and procedures over our financial reporting.

Our scope of internal control is intended to extend to policies, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. To this end, management has made changes to internal controls and procedures, including corrective actions with regard to significant deficiencies or material weaknesses identified in the Company's audit for the period ending December 31, 1999.
As of this date, it is the belief of managment that, given the Company's limited operations, our revised disclosure controls and procedures will be effective.

                                     PART II

ITEM 1 - Legal Proceedings

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

          None

ITEM 3 - Defaults Upon Senior Securities

In February 1999, Regent settled an equipment lease obligation with a vendor by executing a $200,000 promissory note that was paid directly by the then former Chairman from the net assets of the subsidiary corporations he acquired when the Company divested of these subsidiaries. In addition, Regent executed a $64,000 promissory note payable to a vendor. The note is non-interest bearing, unsecured and was due March 1, 2004. The Company has not made any payments on this note and it is currently in default and accruing interest from the date of default at 15% per annum.None

ITEM 4 - Submissions of Matters to a Vote of Security Holders

          None

ITEM 5 - Other Information

          None

ITEM 6 - Exhibits

          Exhibit 31.1 Certification
          Exhibit 32.1 Certification

(b) Reports filed on Form 8-K

          None filed for the period ending March 31, 2000.

                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: August 31, 2005              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer