Form 10QSB
period 2000-06-30
REGENT TECHNOLOGIES INC
filed 2005-09-01
CIK 319200

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

                 For the quarterly period ended June 30, 2000

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

                              INDEX TO FORM 10-QSB

                                 June 30, 2000

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At June 30, 2000

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three and Six Months Ended June 30, 2000 and 1999
      For the Period from Inception (January 1, 1999) to
        June 30, 2000

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Six Months Ended June 30, 2000 and 1999
      For the Period from Inception (January 1, 1999) to
        June 30, 2000

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 June 30, 2000
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $       -
   Settlements and note receivable, net of $79,892                               -
     allowance for uncollectible amounts                                 ---------

Total Current Assets                                                             -

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,082)
                                                                         ---------

     Net property and equipment                                                911

                                                                         $     911
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                               $  24,634
   Accounts payable, stockholder                                            10,000

                                                                         ---------

      Total Current Liabilities                                             34,634
                                                                         ---------

Note payable                                                                64,000
                                                                         ---------

Commitments and contingencies                                                    -


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par valaue, 100,000,000
     shares authorized, 20,465,197 shares
     issued and 20,422,321 outstanding                                     204,652
   Paid-in capital in excess of par                                      3,189,656
   Accumulated deficit (including $144,032
     accumulated during the development stage)                          (3,473,003)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------

     						                           (97,723)

							                 $     911
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF OPERATIONS
                FOR THE THREE AND six MONTHS ENDED June 30, 2000 AND 1999
                          AND FOR THE PERIOD JANUARY 1, 1999
                                THROUGH June 30, 2000
                                     (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              six              six            Cumulative
                                            months           months            months           months      Since Re-entering
                                          ended June       ended June        ended June       ended June    Development Stage
                                           30, 2000         30, 1999          30, 2000          30, 1999      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $        -       $       -         $       -         $        -        $        -

Operating expenses:
   General and administrative                    455           56,756            5,027            59,747           148,646

                                           ---------        ---------        ---------         ---------         ---------
Operating loss                              (    455)        ( 56,756)        (  5,027)         ( 59,747)         (148,646)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                     -                -                -                 -            18,614
Loss on settlement                                 -                -         ( 14,000)                -          ( 14,000)
                                           ---------        ---------        ---------         ---------         ---------
Loss from continuing operations
  before income taxes                       (    455)        ( 56,756)        ( 19,027)         ( 59,747)         (144,032)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net loss                                    (    455)        ( 56,756)        ( 19,027)         ( 59,747)         (144,032)
                                           =========        =========        =========         =========         =========

Net loss per common share:

  Basic loss per common share              $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .00)

  Diluted loss per common share            $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .00)
                                           =========        =========        =========         =========         =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED June 30, 2000 AND 1999
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH June 30, 2000
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                           For the Six Months Ended June 30,     Development Stage
                                                                2000                1999          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 19,027)          $( 59,747)          $(144,032)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   911                 970               2,851
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -              20,000              20,000
     Common stock issued for services                                 -               5,000               5,000
     Common stock issued in legal settlement                     14,000                   -              14,000
     (Increase) decrease in accounts receivable                   4,800                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements            200                   -              79,892
     Increase (decrease) in accounts payable                       (884)             23,777              24,136
     Increase in accrued compensation                                 -              10,000              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                            -                   -
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                     -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the year ending December 31, 2000.

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

On June 29, 1999, the Company entered into a Stock Purchase Agreement with the Straza Family Limited Partnership, a partnership managed by the father of the Company's President, Richard Straza, for stock options and shares of restricted common stock in exchange for the assignment of notes receivable totaling $1,100,000 to the Company. Although the transaction was never formally closed as provided for in the agreement, on July 30, 1999, the Company issued 36,046,209 shares of restricted common stock. On April 5, 2000, pursuant to the direction of the Company's legal counsel, the shares were returned to the Company and cancelled. The stock options were not issued at any time and the Stock Purchase Agreement was voided.

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

          None

ITEM 5 - Other Information

          None

ITEM 6 - Exhibits

          Exhibit 31.1 Certification
          Exhibit 31.2 Certification

(b) Reports filed on Form 8-K

          None filed for the period ending June 30, 2000.

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