Form 10QSB
period 2000-09-30
REGENT TECHNOLOGIES INC
filed 2005-09-02
CIK 319200

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

                 For the quarterly period ended September 30, 2000

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

                              INDEX TO FORM 10-QSB

                                September 30, 2000

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At September 30, 2000

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three and Nine Months Ended September 30, 2000 and 1999
      For the Period from Inception (January 1, 1999) to
        September 30, 2000

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Nine Months Ended September 30, 2000 and 1999
      For the Period from Inception (January 1, 1999) to
        September 30, 2000

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               September 30, 2000
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $       -
   Settlements and note receivable, net of $79,892                               -
     allowance for uncollectible amounts                                 ---------

Total Current Assets                                                             -

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,537)
                                                                         ---------

     Net property and equipment                                                456

                                                                         $     456
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                               $  24,634
   Accounts payable, stockholder                                            10,000

                                                                         ---------

      Total Current Liabilities                                             34,634
                                                                         ---------

Note payable                                                                64,000
                                                                         ---------

Commitments and contingencies                                                    -


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par valaue, 100,000,000
     shares authorized, 20,465,197 shares
     issued and 20,422,321 outstanding                                     204,652
   Paid-in capital in excess of par                                      3,189,656
   Accumulated deficit (including $144,487
     accumulated during the development stage)                          (3,473,459)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------

     						                           (98,178)

							                 $     456
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED September 30, 2000 AND 1999
                          AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH September 30, 2000
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              nine             nine           Cumulative
                                        months ended      months ended      months ended     months ended   Since Re-entering
                                          September        September         September         September    Development Stage
                                           30, 2000         30, 1999          30, 2000          30, 1999      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $        -       $       -         $       -         $        -        $        -

Operating expenses:
   General and administrative                    455           57,242            5,483            60,233           149,102

                                           ---------        ---------        ---------         ---------         ---------
Operating loss                              (    455)        ( 57,242)        (  5,483)         ( 60,233)         (149,102)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                     -                -                -                 -            18,614
Loss on settlement                                 -                -         ( 14,000)                -          ( 14,000)
                                           ---------        ---------        ---------         ---------         ---------
Loss from continuing operations
  before income taxes                       (    455)        ( 57,242)        ( 19,483)         ( 60,233)         (144,488)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net loss                                    (    455)        ( 57,242)        ( 19,483)         ( 60,233)         (144,488)
                                           =========        =========        =========         =========         =========

Net loss per common share:

  Basic loss per common share              $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .00)

  Diluted loss per common share            $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .00)
                                           =========        =========        =========         =========         =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED September 30, 2000 AND 1999
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH September 30, 2000
                                  (UNAUDITED)

						  		   		                     Cumulative
                                                                                                  Since Re-entering
                                                         For the Nine Months Ended September 30,  Development Stage
                                                                2000                1999           January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 19,483)          $( 60,233)          $(144,488)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,367               1,455               3,307
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -              20,000              20,000
     Common stock issued for services                                 -               5,000               5,000
     Common stock issued in legal settlement                     14,000                   -              14,000
     (Increase) decrease in accounts receivable                   4,800                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements            200                   -              79,892
     Increase (decrease) in accounts payable                       (884)             23,777              24,136
     Increase in accrued compensation                                 -              10,000              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                            -                   -
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                     -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the year ending December 31, 2000.

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

(b) Reports filed on Form 8-K

          None filed for the period ending September 30, 2000.

                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: September 1, 2005              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer