Form 10KSB
period 2000-12-31
REGENT TECHNOLOGIES INC
filed 2005-09-13
CIK 319200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

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

                     Issuer's telephone number 214-507-9507

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
         None                                     None

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Number                   Item in Form 10-KSB                            Page No.
------                   -------------------                            --------

   1     Description of Business                                             3

   2     Description of Property                                             4

   3     Legal Proceedings                                                   4

   4     Submission of Matters to a Vote of Security Holders                 4

   5     Market for Common Equity and Related Stockholder Matters            4

   6     Management's Discussion and Analysis for Plan of Operation          5

   7     Financial Statements                                                6

   8     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           20

  8A     Controls and Procedures                                            20

   9     Directors, Executive Officers, Promoters and Control Persons       20

  10     Executive Compensation                                             21

  11     Security Ownership of Certain Beneficial Owners and Management     22

  12     Certain Relationships and Related Transactions                     23

  13     Exhibits and Reports on Form 8-K                                   23

  14     Principal Accountant Fees and Services                             24

         Signatures                                                         24

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

The terms "Company" and "Regent" when used herein mean Regent Technologies,
Inc.  and  its  subsidiaries.   Regent Technologies, Inc., formerly Regent
Petroleum Corporation, was incorporated under the laws of the  State  of
Colorado  on January  18,  1980.   In 1992, new management  redirected  the
Company's core business as an incubator for the development of emerging technologies and the shareholders voted to rename the Company at a meeting held on December 19, 1994. At the shareholders meeting held on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the Common Stock of the Company.

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

Recent Business Developments

Effective January 1, 1998, the aforementioned Company's subsidiary companies were divested in the ordinary course of business through sales in lieu of foreclosure due to the Company's creditors seeking repayment for delinquent debt and the inability to raise capital due to continuing operating losses. From 1999 to 2003, the Company reviewed opportunities without successfully consummating any new business. In 2003, new management initiated the process of reclaiming shares of stock issued in 1999 and 2000 without consideration to the Company.
In 2005, management gained control of the necessary information for auditing the books and records of the Company and filing delinquent SEC reports.

Employees

At December 31, 2000, the Company had no employees. The President serves without compensation.

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

No matters were presented for a vote to the shareholders of Regent during the fiscal year.

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
                                                  Bid Price
                                                High     Low
          2000
            1st  Quarter                        .10      .05
            2nd  Quarter                        .10      .05
            3rd  Quarter                        .10      .05
            4th  Quarter                        .10      .05

          1999
            1st  Quarter                        .25      .10
            2nd  Quarter                        .25      .10
            3rd  Quarter                        .10      .05
            4th  Quarter                        .10      .05


The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 2000,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,121.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-KSB for Regent Technologies, Inc. ("Regent" or "We" or the "Company"). This report contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of
1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

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

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Regent Technologies, Inc., (the Company) (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999, and for the period January 1, 1999 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. at December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, and for the period January 1, 1999 through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
Swptember 8, 2005

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2000


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $        -
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                             -

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $        -
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   24,634
   Accounts payable, stockholder                                            10,000

                                                                         ---------

      Total Current Liabilities                                             34,634
                                                                         ---------

Note payable                                                                64,000
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 20,465,197 shares
     issued and 20,422,321 outstanding                                     204,652
   Paid-in capital in excess of par                                      3,189,656
   Accumulated deficit (including $144,943
     accumulated during the development stage)                          (3,492,942)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------

     						                           (98,634)
                                                                         ---------

							                $        -
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2000


						  				        Cumulative
                                                                                     Since Re-entering
                                                                                     Development Stage
                                                    2000                1999          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $       -           $       -

Operating expenses:


  General and administrative                         19,938             143,619             163,557

                                                  ---------           ---------           ---------
Operating loss                                     ( 19,938)           (143,619)           (163,557)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -              18,614              18,614
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                              ( 19,938)           (125,005)           (144,943)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Loss from continuing operations                    ( 19,938)           (125,005)           (144,943)
                                                  ---------           ---------           ---------

Net loss                                          $( 19,938)          $(125,005)          $(144,943)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========


           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                            Common Stock                                               Total
                                     -----------------------      Additional                        Stockholder's
                                     Issued                        Paid-In         Accumulated         Equity
                                     Shares        Par Value       Capital           Deficit          (Deficit)
                                     ------        ---------       -------           -------         ---------


Balance at December 31, 1998          3,643,693    $  36,437       $3,148,871     $( 3,347,999)    $(   162,691)

Issuance of common stock in
  exchange for services                  50,000          500            4,500                -            5,000


Issuance of common stock upon
  conversion of notes payable         1,800,000       18,000          172,000                -          190,000


Issuance of common stock with
  failed consideration               50,877,713      508,777       (  508,777)               -                -


Net loss                                      -            -                -      (   125,005)     (   125,005)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 1999         56,371,406      563,714        2,816,594      ( 3,473,004)     (    92,696)

Issuance of common stock for
  settlement of lawsuit                 140,000        1,400           12,600                -           14,000


Issuance of common stock with
  failed consideration returned
  and cancelled                     (36,046,209)    (360,462)         360,462                -                -


Net loss                                      -            -                -      (    19,938)     (    19,938)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2000         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)
                                    ===========     ========        =========       ==========       ==========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2000

						  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2000               1999          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 19,938)          $(125,005)          $(144,943)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,822               1,940               3,762
     Gain from extinguishment of accounts payable                     -            ( 18,614)           ( 18,614)
     Note issued for settlement expenses                              -              20,000              20,000
     Common stock issued for services                                 -               5,000               5,000
     Common stock issued in legal settlement                     14,000                   -              14,000
     Decrease in settlements and note receivable                  4,800                   -               4,800
     Decrease in other assets                                         -               1,967               1,967
     Increase in allowance for uncollectible settlements            200              79,692              79,892
     Increase (decrease) in accounts payable                   (    884)             25,020              24,136
     Increase in accrued compensation                                 -              10,000              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -

Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock for services                     $       -           $   5,000           $   5,000

    Issuance of notes payable in settlement of
      accrued compensation                                    $       -           $ 170,000           $ 170,000

    Issuance of common stock upon
      conversion of notes payable                             $       -           $ 190,000           $ 190,000

    Issuance of common stock in legal settlement              $  14,000           $       -           $  14,000

    Reduction of related party note receivable
      from direct payment of liabilities                      $   4,800           $  29,255           $  34,055

           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND 1999


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Regent Technologies, Inc., (the Company) formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, in the state of Colorado for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organizational and included the issuance of equity capital and the acquisition of developed and undeveloped oil and gas properties which included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core activities as an incubator for the development of emerging technologies and the shareholders voted to rename the Company at a meeting held on December 19, 1994. On December 19, 1994, the Board approved the acquisition of SSB Environmental, Inc. (SSBE) for restricted stock. SSBE was organized for the purpose of obtaining waste and landfill reclamation contracts. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSBE. In September, 1996, the Company entered into a license agreement for the technologies necessary to offer dialup access to the Internet. During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. During the first quarter of 1998,the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company divested 100% of its ownership in all subsidiary companies and on January 1, 1999 re-entered the development stage (see below).

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of December 31, 2000, had no business operations and a working capital deficit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the years 1999 through 2000 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended December 31, 2000 and for the period January 1, 1999 through December 31, 2000.

Settlements and note receivable and allowances for uncollectible amounts

The Company's settlements and note receivable (Note 6) represent remaining principal balances that had not been collected at the balance sheet date. These receivables are considered past due based upon maturity dates stated in the note or other applicable facts and circumstances. At December 31, 2000 and 1999, the balances of these receivables have been reduced by an allowance for uncollectible amounts of $79,892 and $79,692, respectively, so that they are reflected in the accompanying financial statements at their net realizable values of $0 and $5,000 determined from amounts actually collected. Interest has not been accrued on the note receivable because collection is not reasonably assured.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2000 and 1999, and for the period January 1, 1999 through December 31, 2000, depreciation expense totaled $1,822, $1,940 and $3,760, respectively.

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

For the years ended December 31, 2000 and 1999 and for the period January 1, 1999 through December 31, 2000, basic loss per common share amounts are based on 30,983,538, 27,909,944 and 29,564,689, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed exercise of stock options and warrants (Note 7) as the effect would be antidilutive. For the year ended December 31, 2000 and for the period January 1, 1999 through December 31, 2000, the weighted average number of common stock shares outstanding exceeded the number of shares outstanding at the end of each respective period, because of the weighting factor given to the cancellation of 36,046,209 common stock shares in April 2000 (Note 2).



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

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the note payable also approximates its carrying values because its terms are comparable to similar lending arrangements in the marketplace. At December 31, 2000 and for the period January 1, 1999 through December 31, 2000, the Company did not have any other financial instruments.

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

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2003 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 2000 and for the period January 1, 1999 through December 31, 2000, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

The President accepted a $100,000 convertible promissory note and an account payable of $10,000 for $90,000 of deferred compensation owed and $20,000 of expense reimbursement for the termination of his employment contract. In addition, the President received an option to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.25 and expiring on June 30, 2004. Also, the President agreed to accept, effective January 1, 1998, conveyance of 100% of the assets of Channel Services, L.C. in exchange for the liabilities of the company. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock.

Settlements receivable, former Chairman

In connection with the Company's divestiture of its interest in several subsidiaries (Note 5), the Company received two receivables from its former Chairman of $20,000 and $27,888. The receivables were non-interest bearing, unsecured and due upon demand. During the years ended December 31, 2000 and 1999, the Company received repayments of $4,800 in 2000 and $2,420 and $27,888 in 1999, respectively on such receivables through the payment of Company expenses by the former Chairman.

Note receivable, Woody, Inc. (Woody, Inc.)

In connection with the Company's divestiture of its interest in several subsidiaries (Note 5), the Company received a $67,000 non-recourse promissory note from Woody, Inc., a corporation wholly owned by a stockholder, in exchange for 100% of the shares of the stock of Tel1 Communications, Inc. (Note 1). The note bears interest, which is payable annually on December 28th, at 6.0%, was due on December 28, 2003 and is unsecured. No interest or principal has been paid on this note and it is considered in default.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

7.       STOCK OPTIONS AND OTHER GRANTS

Stock options

In 1998, in connection with a private placement of the Company's common shares, the Company issued 333,333 warrants to purchase restricted common stock at $1.00 per share and expiring on June 30, 2003. In 1999, the Company issued to a director (Note 6) an option to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.25 and expiring on June 30, 2004. Other than the above options and warrants, no other options, warrants or similar rights have been granted and all options have expired without execution.

The following is a summary of activity for the stock options granted for the years ended December 31, 2000 and 1999.

                                          December 31, 2000                         December 31, 1999
					---------------------			  ---------------------
                                                        Weighted                               Weighted
                                     Number of           Average             Number of          Average
                                      Shares          Exercise Price          Shares         Exercise Price
                                      ------          --------------          ------         --------------
Outstanding, beginning of year       433,333	       $	.83          866,668	      $        .67
Granted		                           -	       $          -	     100,000	      $        .25
Expired	                                   - 	       $       	  -	    (533,335)	      $	       .46
Exercised		                   -	       $          - 	    (      -) 	      $          -
                                    ---------          ------------         ---------         -------------

Outstanding, end of year	     433,333	       $	.83          433,333	      $        .83

Exercisable, end of year	     433,333           $	.83	     433,333	      $        .83




The weighted average fair value of options and warrants granted during 1999 was $.07. In addition, the following information is presented for stock options outstanding at December 31, 2000.



                                        Number        Weighted Ave.       Weighted
                     Range of        Outstanding       Remaining           Average
                 Exercise Prices      (x 1,000)    Contractual Life     Exercise Price
                ------------------    -----------  -----------------    --------------


		$	.25	        100	      3.5 years		 $	.25
		$      1.00	        333	      2.5 years		 $     1.00


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

The following pro forma disclosures for the years ended December 31, 2000 and 1999 reflect the Company's net loss and net loss per common share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to SFAS No. 123. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.6%; no expected dividends; expected lives of five years; and expected volatility of 112.07% in 1999.



                                                 Year Ended                Year Ended
                                                  12/31/00                  12/31/99
                                             ------------------       -------------------

Pro forma net loss			       $(	  19,938)	 $( 	  125,005)

Pro forma basic net loss per share	       $(            .00)	 $(           .00)

Pro forma diluted net loss per share	       $(            .00)	 $(           .00)



8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2000 the Company had a deferred tax asset totaling approximately $847,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $2,100,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2020. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2000 and for the period January 1, 1999 through December 31, 2000 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/00                  12/31/99           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit computed
     at statutory rate				$(  6,779)               $( 42,502)            $( 49,281)
State income taxes                               (    997)		  (  6,250)             (  7,247)
Expiration of NOL Carryforward                     48,899                  142,499               191,398
Decrease in valuation allowance                  ( 41,123)                ( 93,747)             (134,870)
                                                 ---------                ---------              ---------
                                                $       -                $       -              $       -
                                                 =========                =========              =========

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2000 and 1999, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.



						2000		1999
						----		----
	Deferred tax assets:
	  Net operating loss carry forward   $ 815,744	     $ 856,945
	  Allowance for doubtful accounts       31,158          31,080
	Less valuation allowance              (846,902)       (888,025)
					      ---------	      ---------
                                                     -               -

	Deferred tax liabilities:
	  Depreciation differences                   -               -
                                              ---------       ---------
	Net deferred tax assets              $       -       $       -
                                              =========       =========

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

ITEM 8A - CONTROLS AND PROCEDURES

We are a development stage company with no revenues and during the period covered by this report, our board of directors had responsibility for our internal controls and procedures over our financial reporting.

Our scope of internal control is intended to extend to policies, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. To this end, management has made changes to internal controls and procedures, including corrective actions with regard to significant deficiencies or material weaknesses identified in the Company's audit for the period ending December 31, 2000.
As of this date, it is the belief of management that, given the Company's limited operations, our revised disclosure controls and procedures will be effective.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 2000 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
Robyn Straza                41        June, 1999                 None
Brian Layton                41        June, 1999                 None
Gordon M. Boyd              52       December, 1994              None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
Robyn Straza                41       President, CEO            June, 1999

Ms. Robyn Straza and Mr. Brian Layton served as Directors of the Company from June, 1999 until June, 2003. The Company has no additional information about Ms. Straza or Mr. Layton.

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

During the 2000 fiscal year there were individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so. There were changes regarding the ownership interest and the beneficial ownership of the President and the President's father (Item 11) of the Company which were not reported.

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

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

Robyn Straza,       2000    $*         0.00     0.00        0.00        0.00       0.00        0.00
Chairman, CEO	    1999    $*         0.00     0.00        0.00        0.00       0.00        0.00

Roy W. Mers,        1999    $5,000*    0.00     6,000       0.00        0.00       0.00        0.00
Chairman, CEO

David A.            1999    $5,000*    0.00     6,000       0.00        0.00       0.00        0.00
Nelson, President

Elaine Boze,        1999    $5,000*    0.00     0.00        0.00        0.00       0.00        0.00
General Counsel



----------
* Other Annual Compensation is an automobile allowance. All officers were compensated under Employment Contracts initiated effective on April 1, 1997 and deferred salaries until the Company was capitalized.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

As of August 10, 2005, there are 20,422,321 shares of Common Stock issued and the following table utilizes this number as the denominator in setting forth information as of the date of this Annual Report concerning:
(i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.



Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       Robyn Straza                      (1)  8,330,504        40.79%
                   % Richard Straza                  (2)
                   Straza Family Ltd. Partnership
                   1613 Breakwater Lane
                   Plano, TX 75093

Common Stock       Brian Layton                      (3)          0         0.00%

Common Stock       David A. Nelson                   (4)  1,844,960         9.03%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Crystal L. Coats III              (5)  1,406,664         6.89%
                   P. O. Box 1122
                   Pell City, AL 35125

Common Stock       Gordon Boyd                       (6)     44,422         0.22%
                   99 St. Street
                   Saratoga Springs, NY 12866

Common Stock	   All officers and directors        (7) 10,219,886        50.04%
		   as a group (4 persons)


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

(3) Brian Layton was a director from June 28, 1999 until June 10, 2003. Address is unknown.

(4) David A. Nelson is the President/Chief Executive Officer and director of Regent at the date of the filing of this report. This figure includes: (i) 1,100,000 restricted shares and 263,281 unrestricted shares held of record or beneficialy by David A. Nelson; (ii) 16,667 restricted shares and 70,835 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 294,177 held directly or beneficially in brokerage accounts.


(5) Crystal L. Coats III is the owner of Woody, Inc.  This figure includes:
(i) 667,830 restricted shares held directly and (ii) 500,000 restricted shares and 238,834 unrestricted shares held beneficially through Woody, Inc.

(6) Gordon Boyd was a director of Regent from December 19, 1994 until
March 31, 2000. This figure includes: (i) 42,422 of restricted shares held directly; and (ii) 2,000 of restricted shares held beneficially for children.

(7) This figure includes 10,219,886 shares of Common Stock held directly and beneficially by the officers/directors listed (exlcudes Crystal L. Coats as a non-officer/director), and does not include the effect of the exercise of options or warrants as all have expired as of the date of the filing of this report.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Chairman accepted a $90,000 convertible promissory note for $90,000 of deferred compensation owed. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock. Also, the Chairman agreed to accept, effective January 1, 1998, conveyance of the assets and liabilities of Regent Digital Imaging, Inc. and ConnecTen, LLC in exchange for all indebtedness owed to the Chairman including monies owed under a secured line of credit and termination of his employment contract plus the payment of certain Company indebtedness. From the assets of the transferred companies, the Chairman agreed to pay certain Company payables, including $20,000 to the Company plus monies owed to the General Counsel, the Chief Technical Officer and the Director of Marketing and related taxes for the termination of their employment contracts. In connection with the Company's divestiture of its interest in several subsidiaries, the Company received two receivables from its former Chairman of $20,000 and $27,888. During the year ended December 31, 1999, the Company received repayments of $2,420 and $27,888, respectively on the receivables through payments by the former Chairman.
During the year ended December 31, 2000, the Company received repayments totaling $4,800 and the balance has been treated as uncollectible.

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

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

     On October 7, 2003, the Company filed a Current Report on Form 8-K reporting the settlement of a lawsuit through mediation and the change of the officers and directors of the Company.

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

                                         2000          1999
                                         ----           ----
     1. Audit Fees                     $     0       $ 11,000
     2. Audit-Related Fees                   0              0
     3. Tax Fees                             0              0
     4. All Other Fees*                      0              0

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

                                             REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson
                                                President

                                          Date: September 9, 2005
                                                ------------------------------

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


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: September 9, 2005
                                                ------------------------------

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