Form 10QSB
period 2001-03-31
REGENT TECHNOLOGIES INC
filed 2005-09-13
CIK 319200

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

                 For the quarterly period ended March 31, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________

                        Commission File Number 000-9519

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

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2001

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At March 31, 2001

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months Ended March 31, 2001 and 2000
      For the Period from Inception (January 1, 1999) to
        March 31, 2001

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Three Months Ended March 31, 2001 and 2000
      For the Period from Inception (January 1, 1999) to
        March 31, 2001

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 March 31, 2001


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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH MARCH 31, 2001
                                   (UNAUDITED)

                    				  				        Cumulative
                                                                                     Since Re-entering
                                              For the Three Months Ended March 31,   Development Stage
                                                    2001                2000          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $       -           $       -

Operating expenses:

  General and administrative                              -              18,572             163,557

                                                  ---------           ---------           ---------
Operating loss                                            -             (18,572)           (163,557)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -                   -              18,614
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                                     -             (18,572)           (144,943)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Loss from operations                                      -             (18,572)           (144,943)
                                                  ---------           ---------           ---------

Net loss                                                  -             (18,572)           (144,943)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .00)

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2001
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                2001                2000          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $       -            ( 18,572)          $(144,943)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                 455               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -              14,000              14,000
     (Increase) decrease in accounts receivable                       -               4,800               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                 200              79,892
     Increase (decrease) in accounts payable                          -                (884)             24,136
     Increase in accrued compensation                                 -                   -              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------

        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
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

Regent Technologies, Inc., (the Company) formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, in the state of Colorado for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organizational and included the issuance of equity capital and the acquisition of developed and undeveloped oil and gas properties that included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core activities and acquired SSB Environmental, Inc. (SSB), which was organized for the purpose of obtaining waste and landfill reclamation contracts. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSB. In September, 1996, the Company entered into a license agreement for the technologies necessary to offer dialup access to the Internet. During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. During the first quarter of 1998,the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company in the ordinary course of business divested 100% of its ownership in all subsidiary companies and re-entered the development stage.

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-KSB (Annual Report) for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the this current fiscal quarter are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the fiscal year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Regent Technologies, Inc. ("Regent" or "We" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2000. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

The following discussion and analysis should be read in conjunction with the remainder of this Quarterly Report on Form 10-QSB including, but not limited to, the financial statements and notes thereto included herein.

General

Regent Technologies, Inc., a Colorado corporation, currently trades on the "pink sheets" under the symbol "REGT". The Company is a development stage company and its efforts have been primarily devoted to identification of technology for acquisition and raising capital. This discussion provides an analysis of the Company's anticipated plan of operation for the next twelve months.

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

ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 31.1 Certification
          Exhibit 32.1 Certification

(b) Reports filed on Form 8-K

          None filed for the period ending March 31, 2001.

                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: September 12, 2005              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer