Form 10QSB
period 2001-06-30
REGENT TECHNOLOGIES INC
filed 2005-09-13
CIK 319200

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

                 For the quarterly period ended June 30, 2001

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

                              INDEX TO FORM 10-QSB

                                 JUNE 30, 2001

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At June 30, 2001

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Six Months Ended June 30, 2001 and 2000
      For the Period from Inception (January 1, 1999) to
        June 30, 2001

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Six Months Ended June 30, 2001 and 2000
      For the Period from Inception (January 1, 1999) to
        June 30, 2001

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2001


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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH JUNE 30, 2001
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              six              six            Cumulative
                                            months           months            months           months      Since Re-entering
                                          ended June       ended June        ended June       ended June    Development Stage
                                           30, 2001         30, 2000          30, 2001          30, 2000      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                      -              455                -            19,027           163,557

                                           ---------        ---------        ---------         ---------         ---------
Operating loss                                     -         (    455)               -          ( 19,027)         (163,557)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                     -                -                -                 -            18,614
                                           ---------        ---------        ---------         ---------         ---------
Loss from continuing operations
  before income taxes                              -         (    455)               -          ( 19,027)         (144,943)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net loss                                           -         (    455)               -          ( 19,027)         (144,943)
                                           =========        =========        =========         =========         =========

Net loss per common share:

  Basic loss per common share              $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .00)

  Diluted loss per common share            $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .00)
                                           =========        =========        =========         =========         =========


The accompanying notes are an integral part of the financial statements.

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH JUNE 30, 2001
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                           For the Six Months Ended June 30,     Development Stage
                                                                2001                2000          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $       -           $( 19,027)          $(144,943)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                 911               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -              14,000              14,000
     (Increase) decrease in accounts receivable                       -               4,800               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                 200              79,892
     Increase (decrease) in accounts payable                          -                (884)             24,136
     Increase in accrued compensation                                 -                   -              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                            -                   -
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                     -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
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

(b) Reports filed on Form 8-K

          None filed for the period ending June 30, 2001.

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