Form 10KSB
period 2001-12-31
REGENT TECHNOLOGIES INC
filed 2005-09-13
CIK 319200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Number                   Item in Form 10-KSB                            Page No.
------                   -------------------                            --------

   1     Description of Business                                             3

   2     Description of Property                                             4

   3     Legal Proceedings                                                   4

   4     Submission of Matters to a Vote of Security Holders                 4

   5     Market for Common Equity and Related Stockholder Matters            4

   6     Management's Discussion and Analysis for Plan of Operation          5

   7     Financial Statements                                                6

   8     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           18

  8A     Controls and Procedures                                            18

   9     Directors, Executive Officers, Promoters and Control Persons       18

  10     Executive Compensation                                             19

  11     Security Ownership of Certain Beneficial Owners and Management     19

  12     Certain Relationships and Related Transactions                     21

  13     Exhibits and Reports on Form 8-K                                   21

  14     Principal Accountant Fees and Services                             21

         Signatures                                                         21

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

Recent Business Developments

From 1999 to 2003, the Company reviewed opportunities without successfully consummating any new business. In 2003, new management initiated the process of reclaiming shares of stock issued in 1999 and 2000 without consideration to the Company. In 2005, management gained control of the necessary information for auditing the books and records of the Company and filing delinquent SEC reports.

Employees

At December 31, 2001, the Company had no employees. The President serves without compensation.

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
                                                  Bid Price
                                                High     Low
          2001
            1st  Quarter                        .01      .01
            2nd  Quarter                        .01      .01
            3rd  Quarter                        .01      .01
            4th  Quarter                        .01      .01

          2000
            1st  Quarter                        .10      .05
            2nd  Quarter                        .10      .05
            3rd  Quarter                        .10      .05
            4th  Quarter                        .10      .05


The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 2001,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,121.

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

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Regent Technologies, Inc., (the Company) (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000, and for the period January 1, 1999 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. at December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, and for the period January 1, 1999 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
September 8, 2005

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2001


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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2001


						  				        Cumulative
                                                                                     Since Re-entering
                                                                                     Development Stage
                                                    2001                2000          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $       -           $       -

Operating expenses:


  General and administrative                              -              19,938             163,557

                                                  ---------           ---------           ---------
Operating loss                                            -            ( 19,938)           (163,557)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -                   -              18,614
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                                     -            ( 19,938)           (144,943)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Loss from continuing operations                           -            ( 19,938)           (144,943)
                                                  ---------           ---------           ---------

Net loss                                          $       -           $( 19,938)          $(144,943)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========


           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH December 31, 2001

                                            Common Stock                                               Total
                                     -----------------------      Additional                        Stockholder's
                                     Issued                        Paid-In         Accumulated         Equity
                                     Shares        Par Value       Capital           Deficit          (Deficit)
                                     ------        ---------       -------           -------         ---------
Balance at January 1, 1999            3,643,693    $  36,437       $3,148,871     $( 3,347,999)    $(   162,691)

Issuance of common stock in
  exchange for services                  50,000          500            4,500                -            5,000


Issuance of common stock upon
  conversion of notes payable         1,800,000       18,000          172,000                -          190,000


Issuance of common stock with
  failed consideration               50,877,713      508,777       (  508,777)               -                -


Net loss                                      -            -                -      (   125,005)     (   125,005)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 1999         56,371,406      563,714        2,816,594      ( 3,473,004)     (    92,696)

Issuance of common stock for
  settlement of lawsuit                 140,000        1,400           12,600                -           14,000


Issuance of common stock with
  failed consideration returned
  and cancelled                     (36,046,209)    (360,462)         360,462                -                -


Net loss                                      -            -                -      (    19,938)     (    19,938)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2000         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)

Issuance of common stock                      -            -                -                -                -

Net loss                                      -            -                -                -                -
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2001         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)
                                    ===========     ========        =========       ==========       ==========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2001

						  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2001               2000          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $       -           $( 19,938)          $(144,943)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -               1,822               3,762
     Gain from extinguishment of accounts payable                     -                   -           ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -              14,000              14,000
     Decrease in settlements and note receivable                      -               4,800               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                 200              79,892
     Increase (decrease) in accounts payable                          -            (    884)             24,136
     Increase in accrued compensation                                 -                   -              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -

Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock for services                     $       -           $       -           $   5,000

    Issuance of notes payable in settlement of
      accrued compensation                                    $       -           $       -           $ 170,000

    Issuance of common stock upon
      conversion of notes payable                             $       -           $       -           $ 190,000

    Issuance of common stock in legal settlement              $       -           $  14,000           $  14,000

    Reduction of related party note receivable
      from direct payment of liabilities                      $       -           $   4,800           $  34,055


           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 AND 2000


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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of December 31, 2001, had no business operations and a working capital deficit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the years 1999 through 2001 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended December 31, 2001 and 2000 and for the period January 1, 1999 through December 31, 2001.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2001 and 2000 and for the period January 1, 1999 through December 31, 2001, depreciation expense totaled $0, $1,822 and $3,762, respectively.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

Net loss per common share

Basic loss per common share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per common share amounts reflect the maximum dilution that would have resulted from the exercise of stock options (Notes 2 and 6). Diluted loss per common share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed exercise of stock options into an equivalent number of common stock shares.

For the years ended December 31, 2001 and 2000 and for the period January 1, 1999 through December 31, 2001, basic loss per common share amounts are based on 20,422,321, 30,983,538, and 26,517,233, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed exercise of stock options and warrants (Note 6) as the effect would be antidilutive. For the year ended December 31, 2000 and for the period January 1, 1999 through December 31, 2001, the weighted average number of common stock shares outstanding exceeded the number of shares outstanding at the end of each respective period, because of the weighting factor given to the cancellation of 36,046,209 common stock shares in April 2000 (Note 2).

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

In December 2004, the FSAB issued SFAS No. 123R, "Share-Based Payments", revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results (Note 6).

Stock based incentive program

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not have a formal stock based compensation plan. However, stock options were granted to a director in 1999 and employees in 1998 and were valued using the intrinsic value method, which resulted in no compensation costs for the options granted. The required pro forma disclosures of net loss and net loss per common share amounts as if the fair value method of accounting has been applied are contained in Note 6.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the note payable also approximates its carrying values because its terms are comparable to similar lending arrangements in the marketplace. At December 31, 2001 and 2000 and for the period January 1, 1999 through December 31, 2001, the Company did not have any other financial instruments.

2.      CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, 30,000,000 of which have been designated as preferred shares with a par value per share of $.10, and 100,000,000 of which have been designated as common shares with a par value per share of $.01. In connection with the settlement of an employment agreement in 1999, 42,876 common stock shares were returned to the Company and are being held in treasury at no cost.

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

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2003 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 2001 and 2000 and for the period January 1, 1999 through December 31, 2001, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


4.      NOTE PAYABLE

In February 1999, the Company settled an equipment lease obligation and executed a $64,000 promissory note payable to a vendor. The note is non-interest bearing, unsecured and was due March 1, 2004. The Company has not made any payments on this note and it is currently in default and accruing interest from the date of default at 15% per annum.

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

Settlements receivable, former Chairman

In connection with the Company's 1998 divestiture through a sale in lieu of foreclosure of its interest in two subsidiaries, the Company received two receivables from its then Chairman of $20,000 and $27,888. The receivables were non-interest bearing, unsecured and due upon demand. The Company received repayments of $4,800 in 2000 and $2,420 and $27,888 in 1999, respectively on such receivables through the payment of Company expenses by the former Chairman.

Note receivable, Woody, Inc. (Woody, Inc.)

In connection with the Company's 1998 divestiture of its interest in several subsidiaries, the Company received a $67,000 non-recourse promissory note from Woody, Inc., a corporation wholly owned by a stockholder, in exchange for 100% of the shares of the stock of Tel1 Communications, Inc. (Note 1). The note bears interest, which is payable annually on December 28th, at 6.0%, was due on December 28, 2003 and is unsecured. No interest or principal has been paid on this note and it is considered in default.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

6.       STOCK OPTIONS AND OTHER GRANTS

Stock options

In 1998, in connection with a private placement of the Company's common shares, the Company issued 333,333 warrants to purchase restricted common stock at $1.00 per share and expiring on June 30, 2003. In 1999, the Company issued to a director (Note 5) an option to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.25 and expiring on June 30, 2004. Other than the above options and warrants, no other options, warrants or similar rights have been granted and all options have expired without execution.

The following is a summary of activity for the stock options granted for the years ended December 31, 2001 and 2000.

                                          December 31, 2001                         December 31, 2000
					---------------------			  ---------------------
                                                        Weighted                               Weighted
                                     Number of           Average             Number of          Average
                                      Shares          Exercise Price          Shares         Exercise Price
                                      ------          --------------          ------         --------------
Outstanding, beginning of year       433,333	       $	.83          433,333	      $        .83
Granted		                           -	       $          -	           -	      $          -
Expired	                                   - 	       $       	  -	           -	      $	         -
Exercised		                   -	       $          - 	           - 	      $          -
                                    ---------          ------------         ---------         -------------

Outstanding, end of year	     433,333	       $	.83          433,333	      $        .83

Exercisable, end of year	     433,333           $	.83	     433,333	      $        .83




In addition, the following information is presented for stock options outstanding at December 31, 2001. Separate pro forma net loss and loss per share amounts are not presented because there are no differences in the amounts that would be presented compared to actual net loss and loss per share amounts reported in the accompanying financial statements.



                                        Number        Weighted Ave.       Weighted
                     Range of        Outstanding       Remaining           Average
                 Exercise Prices      (x 1,000)    Contractual Life     Exercise Price
                ------------------    -----------  -----------------    --------------


		$	.25	        100	      2.5 years		 $	.25
		$      1.00	        333	      1.5 years		 $     1.00



7.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2001 the Company had a deferred tax asset totaling approximately $554,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,340,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2020. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2001 and 2000 and for the period January 1, 1999 through
December 31, 2001 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/01                  12/31/00           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit computed
     at statutory rate				$(      -)               $(  6,779)             $( 49,281)
State income taxes                               (      -)		  (    997)              (  7,247)
Expiration of NOL Carryforward                    293,002                   48,899                484,400
Decrease in valuation allowance                  (293,002)                ( 41,123)              (427,872)
                                                 ---------                ---------              ---------
                                                $       -                $       -              $       -
                                                 =========                =========              =========

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2001 and 2000, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.



						2001		2000
						----		----
	Deferred tax assets:
	  Net operating loss carry forward   $ 522,742	     $ 815,744
	  Allowance for doubtful accounts       31,158          31,158
	Less valuation allowance              (553,900)       (846,902)
					      ---------	      ---------
                                                     -               -

	Deferred tax liabilities:
	  Depreciation differences                   -               -
                                              ---------       ---------
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

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 2001 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
Robyn Straza                42        June, 1999                 None
Brian Layton                42        June, 1999                 None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
Robyn Straza                42       President, CEO            June, 1999

Ms. Robyn Straza and Mr. Brian Layton served as Directors of the Company from June, 1999 until June, 2003. The Company has no additional information about Ms. Straza or Mr. Layton.

During the 2001 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

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

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

Robyn Straza,       2001    $*         0.00     0.00        0.00        0.00       0.00        0.00
Chairman, CEO	    2000    $*         0.00     0.00        0.00        0.00       0.00        0.00




----------
*    No compensation.


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



Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       Robyn Straza                      (1)  8,330,504        40.79%
                   % Richard Straza                  (2)
                   Straza Family Ltd. Partnership
                   1613 Breakwater Lane
                   Plano, TX 75093

Common Stock       Brian Layton                      (3)          0         0.00%

Common Stock       David A. Nelson                   (4)  1,844,960         9.03%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Crystal L. Coats III              (5)  1,406,664         6.89%
                   P. O. Box 1122
                   Pell City, AL 35125

Common Stock	   All officers and directors        (6) 10,175,464        49.83%
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

(6) This figure includes 10,219,886 shares of Common Stock held directly and beneficially by the officers/directors listed (exlcudes Crystal L. Coats as a non-officer/director), and does not include the effect of the exercise of options or warrants as all have expired as of the date of the filing of this report.

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

                                          2001            2000
                                          ----            ----
     1. Audit Fees                      $    0          $    0
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0

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

                                             REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson
                                                President

                                          Date: September 8, 2005
                                                ------------------------------

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


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: September 12, 2005
                                                ------------------------------

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