Form 10QSB
period 2002-03-31
REGENT TECHNOLOGIES INC
filed 2005-09-13
CIK 319200

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

                 For the quarterly period ended March 31, 2002

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

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2002

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At March 31, 2002

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months Ended March 31, 2002 and 2001
      For the Period from Inception (January 1, 1999) to
        March 31, 2002

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Three Months Ended March 31, 2002 and 2001
      For the Period from Inception (January 1, 1999) to
        March 31, 2002

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 2002


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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH MARCH 31, 2002
                                   (UNAUDITED)

                    				  				        Cumulative
                                                                                     Since Re-entering
                                              For the Three Months Ended March 31,   Development Stage
                                                    2002                2001          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $        -          $       -

Operating expenses:

  General and administrative                              -                   -             163,557

                                                  ---------           ---------           ---------
Operating loss                                            -                   -            (163,557)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -                   -              18,614
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                                     -                   -            (144,943)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Loss from operations                                      -                   -            (144,943)
                                                  ---------           ---------           ---------

Net loss                                                  -                   -            (144,943)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .00)

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2002
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                2002                2001          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $       -                   -           $(144,943)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     (Increase) decrease in accounts receivable                       -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                          -                   -              24,136
     Increase in accrued compensation                                 -                   -              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------

        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Regent Technologies, Inc. ("Regent" or "We" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2001. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

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

(b) Reports filed on Form 8-K

          None filed for the period ending March 31, 2002.

                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: September 13, 2005             By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer