Form 10QSB
period 2002-09-30
REGENT TECHNOLOGIES INC
filed 2005-09-13
CIK 319200

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

               For the quarterly period ended September 30, 2002

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

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2002

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At September 30, 2002

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Nine Months Ended September 30, 2002 and 2001
      For the Period from Inception (January 1, 1999) to
        September 30, 2002

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Nine Months Ended September 30, 2002 and 2001
      For the Period from Inception (January 1, 1999) to
        September 30, 2002

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                              SEPTEMBER 30, 2002


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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                           For the          For the            For the          For the
                                            three            three              nine             nine           Cumulative
                                        months ended      months ended      months ended     months ended   Since Re-entering
                                          September        September         September         September    Development Stage
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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                        AND FOR THE PERIOD JANUARY 1, 1999
                           THROUGH SEPTEMBER 30, 2002
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                        For the Nine Months Ended September 30,  Development Stage
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

(b) Reports filed on Form 8-K

          None filed for the period ending September 30, 2002.

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