Form 10KSB
period 2003-12-31
REGENT TECHNOLOGIES INC
filed 2005-09-13
CIK 319200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2003

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

Employees

At December 31, 2003, the Company had no employees. The President serves without compensation.

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
                                                  Bid Price
                                                High     Low
          2003
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


The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 2003,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,121.

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

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Regent Technologies, Inc., (the Company) (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and for the period January 1, 1999 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. at December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and for the period January 1, 1999 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
September 8, 2005

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2003


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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2003


						  				        Cumulative
                                                                                     Since Re-entering
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


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2003

                                            Common Stock                                               Total
                                     -----------------------      Additional                        Stockholder's
                                     Issued                        Paid-In         Accumulated         Equity
                                     Shares        Par Value       Capital           Deficit          (Deficit)
                                     ------        ---------       -------           -------         ---------
Balance at January 1, 1999            3,643,693    $  36,437       $3,148,871     $( 3,347,999)    $(   162,691)

Issuance of common stock in
  exchange for services                  50,000          500            4,500                -            5,000


Issuance of common stock upon
  conversion of notes payable         1,800,000       18,000          172,000                -          190,000

Issuance of common stock with
  failed consideration               50,877,713      508,777       (  508,777)               -                -

Net loss for 1999                             -            -                -      (   125,005)     (   125,005)

Issuance of common stock for
  settlement of lawsuit                 140,000        1,400           12,600                -           14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                     (36,046,209)    (360,462)         360,462                -                -

Net loss for 2000                             -            -                -      (    19,938)     (    19,938)

Net loss for 2001                             -            -                -                -                -
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2001         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)

Net loss for 2002                             -            -                -                -                -
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2002         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)

Net loss for 2003                             -            -                -                -                -
                                    -----------     --------        ---------       ----------       ----------
Balance at December 31, 2003         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)
                                    ===========     ========        =========       ==========       ==========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2003

						  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2003               2002          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $       -           $       -          $ (144,943)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                          -                   -              24,136
     Increase in accrued compensation                                 -                   -              10,000
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -

Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock for services                     $       -           $       -           $   5,000

    Issuance of notes payable in settlement of
      accrued compensation                                    $       -           $       -           $ 170,000

    Issuance of common stock upon
      conversion of notes payable                             $       -           $       -           $ 190,000

    Issuance of common stock in legal settlement              $       -           $       -           $  14,000

    Common stock returned in failed consideration             $       -           $       -           $ 360,462

    Reduction of related party note receivable
      from direct payment of liabilities                      $       -           $       -           $  34,055


           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2003 AND 2002


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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of December 31, 2003, had no business operations and a working capital deficit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the years 1999 through 2003 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended December 31, 2003 and 2002 and for the period January 1, 1999 through December 31, 2003.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2003 and 2002 and for the period January 1, 1999 through December 31, 2002, depreciation expense totaled $0, $0, and $3,762, respectively.

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

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2003 and 2002 and for the period January 1, 1999 through December 31, 2003, basic loss per common share amounts are based on 20,422,321, 20,422,321, and 24,079,268, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed exercise of stock options and warrants (Note 6) as the effect would be antidilutive. For the period January 1, 1999 through December 31, 2003, the weighted average number of common stock shares outstanding exceeded the number of shares outstanding at the end of each respective period, because of the weighting factor given to the cancellation of 36,046,209 common stock shares in April 2000 (Note 2).

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

In December 2004, the FSAB issued SFAS No. 123R, "Share-Based Payments", revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results (Note 6).

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

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the note payable also approximates its carrying values because its terms are comparable to similar lending arrangements in the marketplace. At December 31, 2003 and 2002 and for the period January 1, 1999 through December 31, 2003, the Company did not have any other financial instruments.

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

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2003 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 2003 and 2002 and for the period January 1, 1999 through December 31, 2003, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

6.       STOCK OPTIONS AND OTHER GRANTS

Stock options

In 1998, in connection with a private placement of the Company's common shares, the Company issued 333,333 warrants to purchase restricted common stock at $1.00 per share and expiring on June 30, 2003. In 1999, the Company issued to a director (Note 5) an option to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.25 and expiring on June
30, 2004. For the years ended December 31, 2003 and 2002, the stock options outstanding totaled 100,000 and 433,333, and the weighted average exercise price was $.25 and $.83, respectively. Other than the above options and warrants, no other options, warrants or similar rights have been granted and all options have expired without execution.

In addition, the following information is presented for stock options outstanding at December 31, 2003. Separate pro forma net loss and loss per share amounts are not presented because there are no differences in the amounts that would be presented compared to actual net loss and loss per share amounts reported in the accompanying financial statements.



                                        Number        Weighted Ave.       Weighted
                     Range of        Outstanding       Remaining           Average
                 Exercise Prices      (x 1,000)    Contractual Life     Exercise Price
                ------------------    -----------  -----------------    --------------


		$	.25	        100	      0.5 years		 $	.25





7.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2003 the Company had a deferred tax asset totaling approximately $545,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,317,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2020. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2003 and 2002 and for the period January 1, 1999 through
December 31, 2003 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/03                  12/31/02           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit computed
     at statutory rate				$       -                $       -               $( 49,281)
State income taxes                               	-	                 -		  (  7,247)
Expiration of NOL Carryforward                      9,304                        -                 493,705
Decrease in valuation allowance                  (  9,304)                       -                (437,177)
                                                 ---------                ---------               ---------
                                                $       -                $       -               $       -
                                                 =========                =========               =========

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2003 and 2002, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.



						2003		2002
						----		----
	Deferred tax assets:
	  Net operating loss carry forward   $ 513,438	     $ 522,742
	  Allowance for doubtful accounts       31,158          31,158
	Less valuation allowance              (544,596)       (553,900)
					      ---------	      ---------
                                                     -               -

	Deferred tax liabilities:
	  Depreciation differences                   -               -
                                              ---------       ---------
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

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 2003 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
David A. Nelson             55        June, 2003                 None
Robyn Straza                43        June, 1999                 None
Brian Layton                43        June, 1999                 None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
David A. Nelson             55       President, CEO
Robyn Straza                43       President, CEO            June, 1999

Mr. David A. Nelson has over 25 years in the financial and trust services business. From 1992 to 1999, Mr. Nelson was President of Regent Technologies, Inc. Since 1999, he has worked exclusively with nonprofit organizations regarding charitable gift development, trust administration and investment management, including serving as Chairman and CEO of Concord Trust Company for three years. He is an attorney, licensed insurance agent and Registered Investment Advisor, and holds the Accredited Investment Fiduciary designation.

Ms. Robyn Straza and Mr. Brian Layton served as Directors of the Company from June, 1999 until June, 2003. The Company has no additional information about Ms. Straza or Mr. Layton.

During the 2003 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

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

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

Robyn Straza,       2003    $*         0.00     0.00        0.00        0.00       0.00        0.00
President, CEO	    2002    $*         0.00     0.00        0.00        0.00       0.00        0.00

David A. Nelson,    2003    $*         0.00     0.00        0.00        0.00       0.00        0.00
President, CEO
(beginning June, 2003)




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



Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       Richard Straza                    (1)  8,330,504        40.79%
                   %Straza Family Ltd. Partnership
                   1613 Breakwater Lane
                   Plano, TX 75093

Common Stock       David A. Nelson                   (2)  1,844,960         9.03%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Crystal L. Coats III              (3)  1,406,664         6.89%
                   P. O. Box 1122
                   Pell City, AL 35125

Common Stock	   All officers and directors        (4)  1,844,960         9.03%
		   as a group (1 person)



(1) Richard Straza is the managing partner of the Straza Family Limited Partnership. This figure includes: (i) 7,500,000 of restricted shares held by the Straza Family Limited Partnership at December 31, 1999 but which may be cancelled (Item 12); (ii) 305,504 shares of restricted stock held of record in the name of Richard Straza; and (iii) 525,000 shares of unrestricted stock held of record in the name of Richard Straza.

(2) David A. Nelson is the President/Chief Executive Officer and director of Regent at the date of the filing of this report. This figure includes: (i) 1,100,000 restricted shares and 263,281 unrestricted shares held of record or beneficialy by David A. Nelson; (ii) 16,667 restricted shares and 70,835 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 294,177 held directly or beneficially in brokerage accounts.

(3) Crystal L. Coats III is the owner of Woody, Inc.  This figure includes:
(i) 667,830 restricted shares held directly and (ii) 500,000 restricted shares and 238,834 unrestricted shares held beneficially through Woody, Inc.

(4) This figure includes only the shares of David A. Nelson, President, and does not include the effect of the exercise of options or warrants as all have expired as of the date of the filing of this report.

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

                                          2003            2002
                                          ----            ----
     1. Audit Fees                      $    0          $    0
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0

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