Form 10QSB
period 2004-03-31
REGENT TECHNOLOGIES INC
filed 2005-09-14
CIK 319200

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

                 For the quarterly period ended March 31, 2004

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

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2004

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At March 31, 2004

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months Ended March 31, 2004 and 2003
      For the Period from Inception (January 1, 1999) to
        March 31, 2004

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Three Months Ended March 31, 2004 and 2003
      For the Period from Inception (January 1, 1999) to
        March 31, 2004

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 2004


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $        -
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                             -

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $        -
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   24,634
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                    736
                                                                         ---------

      Total Current Liabilities                                             35,370
                                                                         ---------

Note payable                                                                64,000
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 20,465,197 shares
     issued and 20,422,321 outstanding                                     204,652
   Paid-in capital in excess of par                                      3,189,656
   Accumulated deficit (including $145,679
     accumulated during the development stage)                          (3,493,678)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------

     						                           (99,370)
                                                                          ---------

							                $        -
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                    				  				        Cumulative
                                                                                     Since Re-entering
                                              For the Three Months Ended March 31,   Development Stage
                                                    2004                2003          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $        -          $       -

Operating expenses:

  General and administrative                              -                   -             163,557
  Interest                                              736                   -                 736
                                                  ---------           ---------           ---------
Operating loss                                         (736)                  -            (164,293)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -                   -              18,614
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                                  (736)                  -            (145,679)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Loss from operations                                   (736)                  -            (145,679)
                                                  ---------           ---------           ---------

Net loss                                               (736)                  -            (145,679)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .00)

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .00)
                                                  =========           =========           =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2004
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                2004                2003          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                  $(    736)          $       -           $(145,679)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                          -                   -              24,136
     Increase in accrued liabilities                                736                   -              10,736
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------

        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
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

(b) Reports filed on Form 8-K

          None filed for the period ending March 31, 2004.

                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: September 14, 2005             By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer