Form 10KSB
period 2004-12-31
REGENT TECHNOLOGIES INC
filed 2005-09-14
CIK 319200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2004

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

Employees

At December 31, 2004, the Company had no employees. The President serves without compensation.

ITEM 2 - DESCRIPTION OF PROPERTY

Offices

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by a former officer of the Company and as of 2004 by a business associate. The fair rental value of this space provided was not and is currently not material. Management believes that this will be sufficient for the needs of the Corporation for at the next 12 months.


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
                                                  Bid Price
                                                High     Low
          2004
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


The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 2004,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,121.

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

Financial Condition

The Company has not yet made any determination about the future business plans. The Company's Board of Directors is evaluating possible directions, including a possible transaction in which the Company sells or merges its "public shell" corporation to or with a private operating business whereby the Company's shareholders would retain some ownership interest in the surviving public corporation. However, the Board of Directors may choose to pursue one or more options not yet considered.

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

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Regent Technologies, Inc., (the Company) (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003, and for the period January 1, 1999 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. at December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003, and for the period January 1, 1999 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
September 8, 2005

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2004


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $        -
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                             -

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $        -
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   24,634
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                  7,936
                                                                         ---------

      Total Current Liabilities                                             42,570
                                                                         ---------

Note payable                                                                64,000
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 20,465,197 shares
     issued and 20,422,321 outstanding                                     204,652
   Paid-in capital in excess of par                                      3,189,656
   Accumulated deficit (including $152,879
     accumulated during the development stage)                          (3,500,878)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------

     						                          (106,570)
                                                                          ---------

							                $        -
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2004


						  				        Cumulative
                                                                                     Since Re-entering
                                                                                     Development Stage
                                                    2004                2003          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $       -           $       -

Operating expenses:


  General and administrative                              -                  -             163,557
  Interest                                            7,936                  -               7,936
                                                  ---------           ---------           ---------
Operating loss                                      ( 7,936)                 -            (171,493)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -                  -              18,614
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                               ( 7,936)                 -            (160,815)

Provisions for income taxes                               -                  -                   -
                                                  ---------           ---------           ---------
Loss from continuing operations                     ( 7,936)                 -            (160,815)
                                                  ---------           ---------           ---------

Net loss                                          $ ( 7,936)          $      -           $(160,815)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)         $(    .00)
                                                  =========           =========           =========

  Diluted loss per common share                   $(    .00)          $(    .00)         $(    .00)
                                                  =========           =========           =========


           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2004

                                            Common Stock                                               Total
                                     -----------------------      Additional                        Stockholder's
                                     Issued                        Paid-In         Accumulated         Equity
                                     Shares        Par Value       Capital           Deficit          (Deficit)
                                     ------        ---------       -------           -------         ---------

Balance at January 1, 1999            3,643,693    $  36,437       $3,148,871     $( 3,347,999)    $(   162,691)

Issuance of common stock in
  exchange for services                  50,000          500            4,500                -            5,000


Issuance of common stock upon
  conversion of notes payable         1,800,000       18,000          172,000                -          190,000

Issuance of common stock with
  failed consideration               50,877,713      508,777       (  508,777)               -                -

Net loss for 1999                             -            -                -      (   125,005)     (   125,005)

Issuance of common stock for
  settlement of lawsuit                 140,000        1,400           12,600                -           14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                     (36,046,209)    (360,462)         360,462                -                -

Net loss for 2000                             -            -                -      (    19,938)     (    19,938)

Net loss for 2001 and 2002                    -            -                -                -                -

                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2002         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)

Net loss for 2003                             -            -                -                -                -
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2003         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)

Net loss for 2004                             -            -                -      (     7,936)     (     7,936)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2004         20,465,197    $ 204,652       $3,189,656     $( 3,500,878)    $(   106,570)
                                    ===========     ========        =========       ==========       ==========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2004

						  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2004               2003          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $(  7,936)          $       -           $(152,879)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                          -                   -              24,136
     Increase in accrued liabilities                              7,936                   -              17,936
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                         -                   -                   -
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------
Net Decrease in Cash                                                  -                   -                   -

Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $       -           $       -           $       -
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock for services                     $       -           $       -           $   5,000

    Issuance of notes payable in settlement of
      accrued compensation                                    $       -           $       -           $ 170,000

    Issuance of common stock upon
      conversion of notes payable                             $       -           $       -           $ 190,000

    Issuance of common stock in legal settlement              $       -           $       -           $  14,000

    Common stock returned in failed consideration             $       -           $       -           $ 360,462

    Reduction of related party note receivable
      from direct payment of liabilities                      $       -           $       -           $  34,055


           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2004 AND 2003


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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of December 31, 2004, had no business operations and a working capital deficit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the years 1999 through 2004 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted. Additionally, no interest or taxes were paid during each of the years ended December 31, 2004 and 2003 and for the period January 1, 1999 through December 31, 2004.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2004 and 2003 and for the period January 1, 1999 through December 31, 2004, depreciation expense totaled $0, $0, and $3,762, respectively.

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

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2004 and 2003 and for the period January 1, 1999 through December 31, 2004, basic loss per common share amounts are based on 20,422,321, 20,422,321, and 23,468,386, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed exercise of stock options and warrants (Note 6) as the effect would be antidilutive. For the period January 1, 1999 through December 31, 2004, the weighted average number of common stock shares outstanding exceeded the number of shares outstanding at the end of each respective period, because of the weighting factor given to the cancellation of 36,046,209 common stock shares in April 2000 (Note 2).

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

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the note payable also approximates its carrying values because its terms are comparable to similar lending arrangements in the marketplace. At December 31, 2004 and 2003 and for the period January 1, 1999 through December 31, 2004, the Company did not have any other financial instruments.

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

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2004 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 2004 and 2003 and for the period January 1, 1999 through December 31, 2004, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

6.       STOCK OPTIONS AND OTHER GRANTS

Stock options

In 1998, in connection with a private placement of the Company's common shares, the Company issued 333,333 warrants to purchase restricted common stock at $1.00 per share and expiring on June 30, 2003. In 1999, the Company issued to a director (Note 5) an option to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.25 and expiring on June
30, 2004. For the years ended December 31, 2004 and 2003, the stock options outstanding totaled 0 and 100,000, and the weighted average exercise price was $0.0 and $.25, respectively. Other than the above options and warrants, no other options, warrants or similar rights have been granted and all options have expired without execution.

Separate pro forma net loss and loss per share amounts are not presented because there are no differences in the amounts that would be presented compared to actual net loss and loss per share amounts reported in the accompanying financial statements.


7.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2004 the Company had a deferred tax asset totaling approximately $541,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,306,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2024. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2004 and 2003 and for the period January 1, 1999 through
December 31, 2004 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/04                  12/31/03           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit computed
     at statutory rate				$(  2,698)                $      -               $( 51,979)
State income taxes                               (    397) 	                 -		  (  7,644)
Expiration of NOL Carryforward                      7,117                        -                 500,822
Decrease in valuation allowance                  (  4,022)                       -                (450,426)
                                                 ---------                ---------               ---------
                                                $       -                $       -               $       -
                                                 =========                =========               =========

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2004 and 2003, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.



						2004		2003
						----		----
	Deferred tax assets:
	  Net operating loss carry forward   $ 509,416	     $ 513,438
	  Allowance for doubtful accounts       31,158          31,158
	Less valuation allowance              (540,574)       (544,596)
					      ---------	      ---------
                                                     -               -

	Deferred tax liabilities:
	  Depreciation differences                   -               -
                                              ---------       ---------
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

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 2004 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
David A. Nelson             56        June, 2003                 None


EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
David A. Nelson             56       President, CEO           June, 2003

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

During the 2004 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

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

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

David A. Nelson,    2004    $*         0.00     0.00        0.00        0.00       0.00        0.00
President, CEO	    2003    $*         0.00     0.00        0.00        0.00       0.00        0.00
(beginning June, 2003)

Robyn Straza,       2003    $*         0.00     0.00        0.00        0.00       0.00        0.00
President, CEO





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

                                          2004            2003
                                          ----            ----
     1. Audit Fees                      $    0          $    0
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0

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

                                             REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson
                                                President

                                          Date: September 14, 2005
                                                ------------------------------

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


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: September 14, 2005
                                                ------------------------------

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