Form 10QSB
period 2005-09-30
REGENT TECHNOLOGIES INC
filed 2005-11-14
CIK 319200

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

               For the quarterly period ended September 30, 2005

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

Shell Company (check one):

Yes [X] No [ ]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2005

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At September 30, 2005

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Nine and Three Months Ended September 30, 2005 and 2004
      For the Period from Inception (January 1, 1999) to
        September 30, 2005

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Nine and Three Months Ended September 30, 2005 and 2004
      For the Period from Inception (January 1, 1999) to
        September 30, 2005

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                              SEPTEMBER 30, 2005


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $      513
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                             -

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $      513
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   33,084
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                 15,251
                                                                         ---------

      Total Current Liabilities                                             58,335
                                                                         ---------

Note payable                                                                64,000
Note payable, related party                                                 22,100
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 20,465,197 shares
     issued and 20,422,321 outstanding                                     204,652
   Paid-in capital in excess of par                                      3,189,656
   Accumulated deficit (including $190,231
     accumulated during the development stage)                          (3,538,230)
   Treasury stock, 42,876 shares, at no cost                                     -
                                                                         ---------

     						                          (143,922)
                                                                         ---------

							                $      513
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                           For the          For the            For the          For the
                                            three            three              nine             nine           Cumulative
                                        months ended      months ended      months ended     months ended   Since Re-entering
                                          September        September         September         September    Development Stage
                                           30, 2005         30, 2004          30, 2005          30, 2004      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                 29,950                -           29,950                 -           181,557
   Interest                                    2,602            2,400            7,402             5,536            15,338
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                               (32,552)          (2,400)         (37,352)           (5,536)         (208,845)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                     -                -                -                 -            18,614
                                           ---------        ---------        ---------         ---------         ---------
Loss from continuing operations
  before income taxes                        (32,552)          (2,400)         (37,352)           (5,536)         (190,231)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net loss                                     (32,552)          (2,400)         (37,352)           (5,536)         (190,231)
                                           =========        =========        =========         =========         =========

Net loss per common share:

  Basic loss per common share              $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .01)

  Diluted loss per common share            $(    .00)       $(    .00)       $(    .00)       $(     .00)       $(     .01)
                                           =========        =========        =========         =========         =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                        AND FOR THE PERIOD JANUARY 1, 1999
                           THROUGH SEPTEMBER 30, 2005
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                        For the Nine Months Ended September 30,  Development Stage
                                                                2005                2004          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                   $( 37,352)          $(  5,536)          $(190,231)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      8,450                   -              32,586
     Increase in accrued liabilities                              7,315               5,536              25,251
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 21,587)                  -            ( 21,587)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                  -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     22,100                   -              22,100
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                22,100                   -              22,100
                                                              ---------           ---------           ---------
Net Increase in Cash                                                513                   -                 513
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $     513           $       -           $     513
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

The Company did not have revenues from operations in each of the last two fiscal years. The Company is not current on its trade payables including amounts owed to stockholders and continues to raise monies as needed through proceeds from the sale of the Company's restricted Common Stock or from short term loans from individuals. During the quarter, the Company borrowed $22,100 under a note payable to an entity of which the President is a partner. The note payable is a promissory note for a maximum amount of $25,000 due on or before July 31, 2007 bearing interest at the rate of eight and one half percent. The funds were used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings.

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

On November 2, 2005, W. T. Skip Leake sued the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company plans to file a counter-claim for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled.

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

                                      REGENT TECHNOLOGIES, INC.

Dated: November 14, 2005              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer