Form 10KSB/A
period 2005-12-31
REGENT TECHNOLOGIES INC
filed 2006-05-08
CIK 319200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) - $2,000.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 19,672,321 shares common stock $.01 par value as of March 15, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB for first, second and third quarter of fiscal year.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Number                   Item in Form 10-KSB                            Page No.
------                   -------------------                            --------

   1     Description of Business                                             3

   2     Description of Property                                             4

   3     Legal Proceedings                                                   4

   4     Submission of Matters to a Vote of Security Holders                 4

   5     Market for Common Equity and Related Stockholder Matters            4

   6     Management's Discussion and Analysis for Plan of Operation          5

   7     Financial Statements                                                6

   8     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           18

  8A     Controls and Procedures                                            18

   9     Directors, Executive Officers, Promoters and Control Persons       18

  10     Executive Compensation                                             19

  11     Security Ownership of Certain Beneficial Owners and Management     19

  12     Certain Relationships and Related Transactions                     21

  13     Exhibits and Reports on Form 8-K                                   21

  14     Principal Accountant Fees and Services                             21

         Signatures                                                         22

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

All filings made by Regent with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available without charge on the Edgar website. Additionally, our Code of Business Conduct and Ethics is available without charge by submitting a written request to the Company.

Recent Business Developments

From 1999 to 2003, the Company reviewed opportunities without successfully consummating any new business. In 2003, new management initiated the process of reclaiming shares of stock issued in 1999 and 2000 without the delivery of adequate consideration to the Company. In 2005, management gained control of the necessary information for auditing the books and records of the Company in order to file delinquent SEC reports. As of the date of this Form 10-KSB, all SEC reports are current.

Employees

At December 31, 2005, the Company had no employees. The President serves without compensation.

ITEM 2 - DESCRIPTION OF PROPERTY

Offices

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by a former officer of the Company and as of 2004 by a business associate. The fair rental value of this space provided was not and is currently not material. Management believes that this will be sufficient for the needs of the Corporation for the next 12 months.


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

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company has filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled.

Prior to December 31, 2005, a total of 750,000 shares were returned and cancelled. As of March 15, 2006, 16 defendants have been served and seven
(7) defendants have settled the Company's claims and a total of 1,878,837 shares have been returned and cancelled. Certain shareholders have reported that the certificates were lost or destroyed and have agreed to sign an affidavit of disclaimer to settle the lawsuit. The Company plans to continue to pursue the return of all disputed shares for cancellation.


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
                                                  Bid Price
                                                High     Low
          2005
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


The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 2005,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,121.

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

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Regent Technologies, Inc., (the Company) (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, and for the period January 1, 1999 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. at December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, and for the period January 1, 1999 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
March 15, 2006

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2005


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $      544
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                           544

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $      544
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   40,134
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                 17,826
   Note payable                                                             64,000
                                                                         ---------

      Total Current Liabilities                                            131,960
                                                                         ---------

Note payable, related party                                                 24,100
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 19,672,321 shares
     issued and outstanding                                                196,723
   Paid-in capital in excess of par                                      3,197,585
   Accumulated deficit (including $201,825
     accumulated during the development stage)                          (3,549,824)
                                                                         ---------

     						                          (155,516)
                                                                          ---------

							                $      544
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2005


						  				        Cumulative
                                                                                     Since Re-entering
                                                                                     Development Stage
                                                    2005                2004          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                          $       -          $       -           $       -

Operating expenses:


  General and administrative                         38,771                   -             202,328
  Interest                                           10,175               7,936              18,111
                                                   ---------           ---------           ---------
Operating loss                                     ( 48,946)           (  7,936)           (220,439)
                                                   ---------           ---------           ---------

Gain on extinguishment of debt                            -                   -              18,614
                                                   ---------           ---------           ---------
Loss before income taxes                           ( 48,946)           (  7,936)           (201,825)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Net loss                                          $( 48,946)          $(  7,936)          $(201,825)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .01)
                                                  =========           =========           =========

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .01)
                                                  =========           =========           =========


           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2005

                                            Common Stock                                               Total
                                     -----------------------      Additional                        Stockholder's
                                     Issued                        Paid-In         Accumulated         Equity
                                     Shares        Par Value       Capital           Deficit          (Deficit)
                                     ------        ---------       -------           -------         ---------

Balance at January 1, 1999            3,643,693    $  36,437       $3,148,871     $( 3,347,999)    $(   162,691)

Issuance of common stock in
  exchange for services
  at $.10 per share                      50,000          500            4,500                -            5,000


Issuance of common stock upon
  conversion of notes payable
  at $.11 per share                   1,800,000       18,000          172,000                -          190,000

Issuance of common stock with
  failed consideration               50,877,713      508,777       (  508,777)               -                -

Net loss for 1999                             -            -                -      (   125,005)     (   125,005)

Issuance of common stock for
  settlement of lawsuit
  at $.10 per share                     140,000        1,400           12,600                -           14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                     (36,046,209)    (360,462)         360,462                -                -

Net loss for 2000                             -            -                -      (    19,938)     (    19,938)

Net loss for 2001, 2002 and 2003              -            -                -                -                -

                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2003         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)

Net loss for 2004                             -            -                -      (     7,936)     (     7,936)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2004         20,465,197    $ 204,652       $3,189,656     $( 3,500,878)    $(   106,570)

Issuance of common stock with
  failed consideration returned
  and cancelled                     (   750,000)    (  7,500)           7,500                -                -

Cancellation of Treasury Stock      (    42,876)    (    429)             429                -                -

Net loss for 2005                             -            -                -      (    48,946)     (    48,946)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2005         19,672,321    $ 196,723       $3,197,585     $( 3,549,824)    $(   155,516)
                                    ===========     ========        =========       ==========       ==========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2005

						  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2005               2004          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 48,946)          $(  5,536)          $(201,825)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable                     -                   -            ( 18,614)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      5,500                   -              29,636
     Increase (decrease) in accounts payable, stockholder        10,000                   -              10,000
     Increase in accrued liabilities                              9,890               5,536              27,826
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 23,556)                  -             (24,446)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     24,100                   -              24,100
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                24,100                   -              24,100
                                                              ---------           ---------           ---------
Net Increase in Cash                                                544                   -                 544
Cash At Beginning Of Period                                           -                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $     544           $       -           $     544
                                                              =========           =========           =========




                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock for services                     $       -           $       -           $   5,000

    Issuance of notes payable in settlement of
      accrued compensation                                    $       -           $       -           $ 170,000

    Issuance of common stock upon
      conversion of notes payable                             $       -           $       -           $ 190,000

    Issuance of common stock in legal settlement              $       -           $       -           $  14,000

    Common stock returned in failed consideration             $       -           $       -           $ 360,462

    Reduction of related party note receivable
      from direct payment of liabilities                      $       -           $       -           $  34,055


           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2005 AND 2004


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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of December 31, 2005, had no business operations and a working capital deficit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the years 1999 through 2005 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with original maturities of less than three months. None of the Company's cash is restricted. Additionally, no taxes were paid during each of the years ended December 31, 2005 and 2004 and for the period January 1, 1999 through December 31, 2005. During the years ended December 31, 2005 and 2004 and for period January 1, 1999 through December 31, 2005, interest paid totaled $284, $0 and $284, respectively.

Settlements and note receivable and allowances for uncollectible amounts

The Company's settlements and note receivable (Note 6) represent remaining principal balances that had not been collected at the balance sheet date. These receivables are considered past due based upon maturity dates stated in the note or other applicable facts and circumstances. At December 31, 2005, the balances of these receivables have been reduced by an allowance for uncollectible amounts of $79,892, so that they are reflected in the accompanying financial statements at their net realizable values of $0 determined from amounts actually collected in prior years. Interest has not been accrued on the note receivable because collection is not reasonably assured.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2005 and 2004 and for the period January 1, 1999 through December 31, 2005, depreciation expense totaled $0, $0, and $3,762, respectively.

Net loss per common share

Basic loss per common share amounts are computed by dividing the net loss (numerator) by the weighted average number of common stock shares outstanding (denominator). Diluted loss per common share amounts reflect the maximum dilution that would have resulted from the exercise of stock options (Notes 2 and 6). Diluted loss per common share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed exercise of stock options into an equivalent number of common stock shares.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and for the period January 1, 1999 through December 31, 2005, basic loss per common share amounts are based on 20,389,444, 20,422,321, and 23,028,709, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed exercise of stock options and warrants (Note 6) as the effect would be antidilutive. For the period January 1, 1999 through December 31, 2005, the weighted average number of common stock shares outstanding exceeded the number of shares outstanding at the end of the period, because of the weighting factor given to the cancellation of 36,046,209 common stock shares in April 2000
(Note 2).

Recent Accounting Pronouncements

Through December 31, 2005, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statement on Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

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


Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the notes payable also approximates its carrying values because their terms are comparable to similar lending arrangements in the marketplace. At December 31, 2005 and 2004 and for the period January 1, 1999 through December 31, 2005, the Company did not have any other financial instruments.


2.      CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, 30,000,000 of which have been designated as preferred shares with a par value per share of $.10, and 100,000,000 of which have been designated as common shares with a par value per share of $.01. In connection with the settlement of an employment agreement in 1999, 42,876 common stock shares were returned to the Company and were held in treasury at no cost until their cancellation in 2005.

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

As of December 31, 2005, 19,672,321 shares of common stock are outstanding. This is a reduction from the prior years following the cancellation of 750,000 shares during the fourth quarter of 2005 for shares returned for lack of consideration upon issuance. This reduces the number of shares the Company believes were issued without consideration and should be cancelled to 6,581,504. In addition, Regent believes 7,500,000 shares of restricted common stock were issued without consideration to the Straza Family Limited Partnership and should be returned and cancelled. Management of the Company is currently attempting to reclaim and cancel the certificates for these shares issued without consideration through litigation (Note 3 - Litigation).


3.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2004 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 2005 and 2004 and for the period January 1, 1999 through December 31, 2005, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

During 2001, stockholder David Nelson (President of the Company beginning in
2003) initiated a lawsuit against the Company and management of the Company for issuing shares of common stock without consideration. The case was ordered for mediation and on February 27, 2003, the case was settled with former management concurring that 7,331,504 shares were issued without consideration and should be cancelled. Also, as part of the mediation settlement, it was agreed that certain shares previously owned by the father of then President, Richard Straza and the Straza family members and legal entities (the Straza Shares) would be returned and cancelled and that the Company would be indemnified against claims arising from the issuance of the Straza Shares.

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company has filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled.

Prior to December 31, 2005, a total of 750,000 shares were returned and cancelled. As of March 15, 2006, 16 defendants have been served and seven
(7) defendants have settled the Company's claims and a total of 1,878,837 shares have been returned. Certain shareholders have reported that the certificates were lost or destroyed and have agreed to sign an affidavit of disclaimer to settle the lawsuit. The Company plans to continue to pursue the return of all disputed shares for cancellation.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


4.      NOTES PAYABLE

In February 1999, the Company settled an equipment lease obligation and executed a $64,000 promissory note payable to a vendor. The note is non-interest bearing, unsecured and was due March 1, 2004. The Company has not made any payments on this note and it is currently in default and accruing interest from the date of default at 15% per annum.

During the third quarter, 2005, the Company borrowed $22,100 under a note payable to NR Partners, a partnership of which the President is a partner.
The note payable is a promissory note for a maximum amount of $25,000 due on or before July 31, 2007 bearing interest at the rate of eight and one half percent. The funds were used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. For the period ended December 31, 2005, the Company had borrowed an additional $2,000 under the note payable to NR Partners for a total outstanding of $24,100.


5.  	RELATED PARTY TRANSACTIONS

Settlements with former officers

In June of 1999, the Company executed settlement agreements with the Chairman, President, General Counsel and the Chief Technical Officer to terminate each of their employment contracts and the deferred compensation amounts due thereunder. The Company issued 50,000 shares of restricted common stock to the General Counsel in payment of deferred compensation, $5,000 of which was paid by the Company by the issuance of these shares and the remainder of which was assumed by the former Chairman in connection with the Company's divestiture of its subsidiaries. In addition, the Company released the Chief Technical
Officer from his contract in exchange for the stock grant thereunder. Pursuant thereto, 42,876 shares of restricted common stock were returned to the Company and in 2005 were cancelled.

The Chairman accepted a $90,000 convertible promissory note for $90,000 of deferred compensation owed. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock.

The President accepted a $100,000 convertible promissory note and an account payable of $10,000 for $90,000 of deferred compensation owed and $20,000 of expense reimbursement for the termination of his employment contract. In addition, the President received an option to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $.25 and expiring on June 30, 2004. At the same time, the promissory note was assigned to a third party and converted into 900,000 shares of restricted common stock. In addition, the President is a partner with NR Partners, an entity that has a loan to the Company (Note 4).

Settlements receivable, former Chairman

In connection with the Company's 1998 divestiture through a sale in lieu of foreclosure of its interest in two subsidiaries, the Company received two receivables from its then Chairman of $20,000 and $27,888. The receivables were non-interest bearing, unsecured and due upon demand. The Company received repayments of $4,800 in 2000 and $2,420 and $27,888 in 1999, respectively on such receivables through the payment of Company expenses by the former Chairman. Since that time there have been no other payments on these receivables and they have been fully reserved as uncollectible.

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

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 the Company had a deferred tax asset totaling approximately $560,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,355,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2025. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2005 and 2004 and for the period January 1, 1999 through
December 31, 2005 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/05                  12/31/04           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit computed
     at statutory rate				$( 16,642)               $(  2,698)              $( 68.621)
State income taxes                               (  2,447) 	          (    397)		  (  9,910)
Expiration of NOL Carryforward                          -                    7,117                 500,822
Increase (decrease) in valuation allowance         19,089                 (  4,022)               (422,291)
                                                 ---------                ---------               ---------
                                                $       -                $       -               $       -
                                                 =========                =========               =========



The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2005, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.



						 2005
						 ----
	Deferred tax assets:
	  Net operating loss carry forward   $ 528,505
	  Allowance for doubtful accounts       31,158
	Less valuation allowance              (559,663)
					      ---------
                                                     -

	Deferred tax liabilities:
	  Depreciation differences                   -
                                              ---------
	Net deferred tax assets              $       -
                                              =========

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

ITEM 8A - CONTROLS AND PROCEDURES

We are a development stage company with no revenues and during the period covered by this annual report, our senior management had responsibility for our internal controls and procedures over our financial reporting.

Our scope of internal control is intended to extend to policies, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. To this end, management has made changes to internal controls and procedures, including corrective actions with regard to significant deficiencies or material weaknesses identified in the Company's audit for the period ending December 31, 2000.
As of this date, it is the belief of management that, given the Company's limited operations, our revised internal controls and procedures over financial reporting are effective and have been during all of 2005.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 2005 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
David A. Nelson             58        June, 2003                 None


EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
David A. Nelson             58       President, CEO           June, 2003

Mr. David A. Nelson started his professional career with Republic National Bank of Dallas in 1972. In 1976, he received a leave of absence from Republic to enter law school and returned to the bank Trust Department. Mr. Nelson left the bank in 1983 as a Vice President after serving in the Trust Department and the Metropolitan Lending Division. He entered the practice of law in the energy business and remained active in the energy business through 1998, including serving as CEO of a public oil and gas company, Intramerican Corporation, from 1988 until 1992. From 1992 to 1999, he was President of Regent Technologies, Inc. From January 1999 to September 2001, Mr. Nelson was CEO and Chairman 0f Concord Trust Company, a Texas regulated trust company and subsidiary of the Baptist Foundation of Texas. During this same period, he served as Senior Vice President of the Foundation with responsibility for charitable gift consulting and trust administration. Since 1999, he has worked as a consultant to non-profits and as an investment manager. He is an attorney and registered investment advisor.

During the 2005 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

Effective March 1, 2006, the Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of its employees and specifically to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

At present, Regent does not maintain an audit committee, instead the company's board of directors is responsible to review all audit matters.


ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of Regent by any person for all services rendered in any capacity to Regent for the present fiscal year.

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

David A. Nelson,     2005    $*         0.00     0.00        0.00        0.00       0.00        0.00
President, CEO	     2004    $*         0.00     0.00        0.00        0.00       0.00        0.00
(elected June, 2003) 2003    $*         0.00     0.00        0.00        0.00       0.00        0.00

Robyn Straza,        2003    $*         0.00     0.00        0.00        0.00       0.00        0.00
President, CEO


----------
*    No compensation.



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

As of December 31, 2005, there are 19,672,321 shares of Common Stock issued and the following table utilizes this number as the denominator in setting forth information as of the date of this Annual Report concerning:
(i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.


Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       Richard Straza                    (1)  8,330,504        42.35%
                   %Straza Family Ltd. Partnership
                   1613 Breakwater Lane
                   Plano, TX 75093

Common Stock       David A. Nelson                   (2)  1,844,960         9.38%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Crystal L. Coats III              (3)  1,406,664         7.15%
                   P. O. Box 1122
                   Pell City, AL 35125

Common Stock	   All officers and directors        (4)  1,844,960         9.38%
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

(2) David A. Nelson is the President/Chief Executive Officer and director of Regent at the date of the filing of this report. This figure includes: (i) 1,100,000 restricted shares and 263,281 unrestricted shares held of record or beneficially by David A. Nelson; (ii) 16,667 restricted shares and 70,835 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 294,177 held directly or beneficially in brokerage accounts.

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


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

                                          2005            2004
                                          ----            ----
     1. Audit Fees                     $19,540          $    0
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0

----------
* There were no other fees billed to Regent by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

Because Regent has only one director, the Company does not maintain a standing audit committee. As such, Regent does not have pre-approval policies and procedures regarding the engagement of an independent auditor for its year-end financial statements. Instead, the engagement of an auditor is approved by the ad hoc audit committee of the Board of Directors prior to the commencement of the audit. Although the Company does not maintain an audit committee, all professional services are pre-approved by the Board of Directors, including the audit fees listed in Item 1. The balance of the services described in Items 2 or 3 above are pre-approved only to the extent that discussions are held with the principal independent accountant for Regent prior to the commencement of any services by the accountant, during which time all services to be performed by the accountant on behalf of Regent were outlined.

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


                                             REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson
                                                President

                                          Date: March 29, 2006
                                                --------------------------------



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



                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: March 29, 2006
                                                --------------------------------

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

21.1  List of subsidiaries - None

31.1  Certification of Chief Executive Officer and Principal Accounting Officer

32.1  Certification of Chief Executive Officer and Principal Accounting Officer