Form 10QSB
period 2006-03-31
REGENT TECHNOLOGIES INC
filed 2006-05-12
CIK 319200

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

                 For the quarterly period ended March 31, 2006

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

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of May 1, 2006 was 18,950,151.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

Shell Company (check one):

Yes [X] No [ ]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2006

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At March 31, 2006

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months Ended March 31, 2006 and 2005
      For the Period from Inception (January 1, 1999) to
        March 31, 2006

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Three Months Ended March 31, 2006 and 2005
      For the Period from Inception (January 1, 1999) to
        March 31, 2006

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 2006


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $      293
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                           293

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $      293
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   46,754
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                 20,778
   Note Payable								    64,000
                                                                         ---------

      Total Current Liabilities                                            141,532
                                                                         ---------

Note payable - related parties                                              27,100
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 18,950,151 shares
     issued and 19,672,321 outstanding                                     196,723
   Paid-in capital in excess of par                                      3,197,585
   Accumulated deficit (including $214,648
     accumulated during the development stage)                          (3,562,647)
     Less treasury stock, 722,170 shares, at no cost                             -
                                                                          ---------

     						                          (168,339)
                                                                          ---------

							                $      293
                                                                         =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH MARCH 31, 2006
                                   (UNAUDITED)

                    				  				        Cumulative
                                                                                     Since Re-entering
                                              For the Three Months Ended March 31,   Development Stage
                                                    2006                2005          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $        -          $       -

Operating expenses:

  General and administrative                         10,882                   -             213,211
  Interest                                            2,952               2,400              21,062
                                                  ---------           ---------           ---------
Operating loss                                      (13,844)             (2,400)           (234,273)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                        1,011                  -               19,625
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                               (12,823)             (2,400)           (214,648)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Loss from operations                                (12,823)             (2,400)           (214,648)
                                                  ---------           ---------           ---------

Net loss                                            (12,823)             (2,400)           (214,648)
                                                  =========           =========           =========

Net loss per common share:

  Basic loss per common share                     $(    .00)          $(    .00)          $(    .01)

  Diluted loss per common share                   $(    .00)          $(    .00)          $(    .01)
                                                  =========           =========           =========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2006
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                2006                2005          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 12,823)          $(  2,400)          $(214,648)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable              (  1,011)                  -            ( 19,625)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      7,631                   -              37,267
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                              2,952               2,400              30,778
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  (  3,251)                  -             (26,807)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                      3,000                   -              27,100
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                 3,000                   -              27,100
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                    (251)                  -                 293
Cash At Beginning Of Period                                         544                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $     293           $       -           $     293
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

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-KSB (Annual Report) for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Regent Technologies, Inc. ("Regent" or "We" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2005. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

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

The Company has borrowings under notes payable to NR Partners, a partnership of which the President is a partner. The notes payable are due beginnning July 31, 2007 and bear interest at the rate of eight and one half percent per annum. The funds have been used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. Through May 1, 2006, the Company has borrowed a total of $34,100 under the notes payable to NR Partners.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

The Company's principal executive and financial officers have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period (the "Evaluation Date"). Based upon that evaluation, the Company's principal executive and financial officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)    Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that has or will likely materially affect internal controls over financial reporting.


                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

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

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled.

As of May 1, 2006, sixteen (16) defendants have been served and seven (7) defendants have settled the Company's claims and a total of 2,020,506 shares have been returned, of which 750,000 shares have been cancelled and the balance are held in treasury. Certain shareholders have reported that the certificates were lost or destroyed and have agreed to execute an affidavit of disclaimer to settle the lawsuit. The Company plans to continue to pursue the return of all disputed shares for cancellation.

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

                                      REGENT TECHNOLOGIES, INC.

Dated: May 10, 2006              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer