Form 10QSB
period 2006-06-30
REGENT TECHNOLOGIES INC
filed 2006-08-14
CIK 319200

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

                 For the quarterly period ended June 30, 2006

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

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of August 1, 2006 was 6,866,147.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                 JUNE 30, 2006

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At June 30, 2006

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months andSix Months Ended June 30, 2006 and 2005
      For the Period from Inception (January 1, 1999) to
        June 30, 2006

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Six Months Ended June 30, 2006 and 2005
      For the Period from Inception (January 1, 1999) to
        June 30, 2006

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2006


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $      493
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                           493

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $      493
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   44,443
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                 23,858
   Note Payable								    64,000
                                                                         ---------

      Total Current Liabilities                                            142,301
                                                                         ---------

Note payable - related parties                                              34,100
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 19,672,321 shares
     issued and 7,272,813 outstanding                                      196,723
   Paid-in capital in excess of par                                      3,197,585
   Accumulated deficit (including $222,217
     accumulated during the development stage)                          (3,570,216)
   Less treasury stock, at cost, 12,399,508 shares                               -
                                                                          ---------

     						                          (175,908)
                                                                          ---------

							                $      493
                                                                          =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH JUNE 30, 2006
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              six              six            Cumulative
                                            months           months            months           months      Since Re-entering
                                          ended June       ended June        ended June       ended June    Development Stage
                                           30, 2006         30, 2005          30, 2006          30, 2005      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                  4,489                -           15,371                 -           196,140
   Interest                                    3,080            2,400            6,032             4,800            45,702
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                                (7,569)          (2,400)         (21,403)           (4,800)         (241,842)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                     -                -            1,011                 -            19,625
                                           ---------        ---------        ---------         ---------         ---------
Loss from continuing operations
  before income taxes                         (7,569)          (2,400)         (20,392)           (4,800)         (222,217)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net loss                                      (7,569)          (2,400)         (20,392)           (4,800)         (222,217)
                                           =========        =========        =========         =========         =========

Net loss per common share:

  Basic loss per common share              $(    .00)       $(    .00)       $(    .00)        $(    .00)        $(    .01)
                                           =========        =========        =========         =========         =========

  Diluted loss per common share            $(    .00)       $(    .00)       $(    .00)        $(    .00)        $(    .01)
                                           =========        =========        =========         =========         =========

The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH JUNE 30, 2006
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                            For the Six Months Ended June 30,    Development Stage
                                                                2006                2005          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 20,392)          $(  4,800)          $(222,217)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable              (  1,011)                  -            ( 19,625)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      5,320                   -              34,956
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                              6,032               4,800              33,858
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 10,051)                  -             (33,607)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     10,000                   -              34,100
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                10,000                   -              34,100
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                    ( 51)                  -                 493
Cash At Beginning Of Period                                         544                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $     493           $       -           $     493
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

The Company has borrowings under notes payable to NR Partners, a partnership of which the President is a partner. The notes payable are due beginnning July 31, 2007 and bear interest at the rate of eight and one half percent per annum. The funds have been used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. Through August 1, 2006, the Company has borrowed a total of $34,100 under the notes payable to NR Partners.

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


                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

During 2001, stockholder David Nelson (President of the Company beginning in
2003) initiated a lawsuit against the Company and management of the Company for issuing shares of common stock without consideration. The case was ordered for mediation and on February 27, 2003, the case was settled with former management concurring that 7,331,504 shares were issued without consideration and should be cancelled. Also, as part of the mediation settlement, it was agreed that certain shares previously owned by the father of then President, Richard Straza and the Straza family members and legal entities (the Straza Shares) would be returned and cancelled and that the Company would be indemnified against claims arising from the issuance of the Straza Shares.
A total of approximately 16,000,000 shares were marked for cancellation.

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

As of June 30, 2006, the Company has received stock certificates or lost certificate resolutions representing a return of 13,149,508 shares, of which 750,000 shares have been cancelled and the balance of the shares are held in treasury. The number of shares outstanding has been decreased since December 31, 2005 from 19,672,321 shares to 7,272,813. As of August 1, 2006, the number shares outstanding is 6,866,147. The Company plans to continue to pursue the return of all disputed shares for cancellation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                      REGENT TECHNOLOGIES, INC.

Dated: August 10, 2006             By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer