Form 10QSB
period 2006-09-30
REGENT TECHNOLOGIES INC
filed 2006-11-14
CIK 319200

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

                 For the quarterly period ended September 30, 2006

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

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of August 1, 2006 was 4,832,317.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                 SEPTEMBER 30, 2006

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At September 30, 2006

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months and Nine Months Ended September 30, 2006 and 2005 For the Period from Inception (January 1, 1999) to
        September 30, 2006

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Nine Months Ended September 30, 2006 and 2005
      For the Period from Inception (January 1, 1999) to
        September 30, 2006

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-7

  ITEM 3 - CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  8

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES           8

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5 - OTHER INFORMATION                                                  8

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   8

  SIGNATURES AND REQUIRED CERTIFICATIONS                                      8

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 SEPTEMBER 30, 2006


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $       35
   Settlements and note receivable, net of $79,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                            35

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

                                                                        $       35
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   45,399
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                  2,112
                                                                         ---------

      Total Current Liabilities                                             57,511
                                                                         ---------

Note payable - related parties                                              35,600
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 19,672,321 shares
     issued and 4,832,317 outstanding                                      197,363
   Paid-in capital in excess of par                                      3,200,785
   Accumulated deficit (including $143,225
     accumulated during the development stage)                          (3,491,224)
   Less treasury stock, at cost, 14,840,004 shares                               -
                                                                          ---------

      Total shareholders' deficit                                         ( 93,076)
                                                                          ---------

							                $       35
                                                                          =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              nine             nine           Cumulative
                                            months           months            months           months      Since Re-entering
                                       ended September  ended September   ended September  ended September  Development Stage
                                           30, 2006         30, 2005          30, 2006          30, 2005      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                  2,714           29,950           18,085            29,950           220,414
   Interest                                    3,190            2,602            9,222             7,402            27,333
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                                (5,904)         (32,552)         (27,307)          (37,352)         (247,746)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                84,896                -           85,907                 -           104,521
                                           ---------        ---------        ---------         ---------         ---------
Gain (Loss) from continuing operations
  before income taxes                         78,992          (32,552)          58,600           (37,352)         (143,225)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net gain (loss)                               78,992          (32,552)          58,600           (37,352)         (143,225)
                                           =========        =========        =========         =========         =========

Net loss per common share:

  Basic loss per common share              $     .01        $(    .00)       $(    .00)        $(    .00)        $(    .01)
                                           =========        =========        =========         =========         =========

  Diluted loss per common share            $     .01        $(    .00)       $(    .00)        $(    .00)        $(    .01)
                                           =========        =========        =========         =========         =========

The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH SEPTEMBER 30, 2006
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                        For the Nine Months Ended September 30,  Development Stage
                                                                2006                2005          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $  58,600           $( 37,352)          $(143,225)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable              ( 85,907)                  -            (104,521)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      6,276               8,450              35,912
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase (decrease) in accrued liabilities                   9,022               7,315              36,848
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 12,009)            (21,587)            (35,565)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     11,500              22,100              35,600
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                11,500              22,100              35,600
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                    (509)                513                  35
Cash At Beginning Of Period                                         544                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $      35           $     513           $      35
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

Extinguishment of debt

On September 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue 64,000 common stock shares, with a fair value of $3,840, to fully pay and settle its $64,000 note payable and $24,736 of related accrued interest. The difference between the fair value of the common stock shares to be issued and the carrying value of the note payable and accrued interest has been recognized as a gain on extinguishment of debt in the accompanying statement of operations.

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

The Company has borrowings under notes payable to NR Partners, a partnership of which the President is a partner. The notes payable are due beginning July 31, 2007 and bear interest at the rate of eight and one half percent per annum. The funds have been used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. Through September 30, 2006, the Company has borrowed a total of $35,600 under the notes payable to NR Partners.

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

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled. On September 18, 2006, the Company reached a settlement with W. T. Skip Leake, whereby he agreed to return 900,000 shares and the Company agreed to grant 100,000 shares of restricted common stock as payment for legal services performed for the Company.

As of September 30, 2006, the Company has received stock certificates or lost certificate resolutions representing a return of 15,654,004 shares, of which 750,000 shares have been cancelled and the balance of the shares are held in treasury. The number of shares outstanding has been decreased since December 31, 2005 from 19,672,321 shares to 4,832,317. The Company plans to continue to pursue the return of all disputed shares for cancellation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

In February 1999, the Company settled an equipment lease obligation and executed a $64,000 promissory note payable to a vendor. The note was non-interest bearing, unsecured and was due March 1, 2004. On September 26, 2006, the Company entered into a settlement agreement for extinguishment of the $64,000 note and accrued interest in exchange for Company stock (see Notes to Financial Statements - Extinguishment of debt).

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

                                      REGENT TECHNOLOGIES, INC.

Dated: November 10, 2006           By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer