Form 10KSB
period 2006-12-31
REGENT TECHNOLOGIES INC
filed 2007-03-23
CIK 319200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the fiscal year ended December 31, 2006

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,832,317 shares common stock $.01 par value as of February 15, 2007.

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

Subsequent Events

On March 6, 2007, the Company completed the formation of a new Texas corporation as a wholly owned subsidiary operating under the name Regent GLSC Technologies, Inc. ("Regent GLSC") and executed its initial purchase and sale agreement in the amount of $50,000.00 for the sale of Regent GLSC preferred stock under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000. Regent GLSC was formed to invest in the "global life science commercialization" process by working with inventors and innovative research teams focused on the creation of emerging medical products. Regent GLSC's focus is the acquisition of equity in new product development and long-term participation in future income streams derived from new product marketed throughout the world. This strategy includes sitting on the boards of and shaping policy of the acquired interests to assure the highest prospect of return. Regent GLSC is currently negotiating with Texas A & M University for the acquisition of a 20% equity ownership in a new company involved in the development of a treatment for a disease of the eye known as dry age-related macular degeneration. The Regent GLSC private placement of preferred stock is subject to and dependent on a completed acquisition agreement with Texas A & M.

Employees

At December 31, 2006, the Company had no employees. The President serves without compensation.

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

As of March 1, 2007, 29 defendants have settled the Company's claims. The shareholders have settled by returning stock certificates or, if the certificates were not available, by signing an affidavit of disclaimer. The Company plans to continue to pursue the return of all disputed shares for cancellation or to be compensated for previous stock issuance.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented for a vote to the shareholders of Regent during the fiscal year.


PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the "pink-sheets" under the symbol "REGT." For the period ended December 31, 2006, security dealers did not report high and low bid quotations. The Company's stock has traded in a range of $.0001 and $.1875 for the years ended December 31, 2006 and 2005.

The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 2006,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,100.

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

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Regent Technologies, Inc., (the Company) (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period January 1, 1999 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Technologies, Inc. at December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, and for the period January 1, 1999 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
March 20, 2007

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2006


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $      175
   Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                           175

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -
                                                                         ---------

                                                                        $      175
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   45,770
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                  2,891
                                                                         ---------

      Total Current Liabilities                                             58,661
                                                                         ---------

Note payable - related parties                                              40,200
                                                                         ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated
   Common stock, $.01 par value, 100,000,000
     shares authorized, 19,736,321 shares
     issued and 4,832,317 outstanding                                      197,363
   Paid-in capital in excess of par                                      3,200,785
   Accumulated deficit (including $148,835
     accumulated since reentering the development stage)                (3,496,834)
   Less treasury stock, at cost, 14,904,004 shares                               -
                                                                          ---------

      Total stockholders' deficit                                         ( 98,686)
                                                                          ---------

							                $      175
                                                                          =========


           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2006


						  				        Cumulative
                                                                                     Since Re-entering
                                                                                     Development Stage
                                                    2006                2005          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                          $       -          $       -           $       -

Operating expenses:


  General and administrative                         22,916              38,771             225,244
  Interest                                           10,001              10,175              28,112
                                                   ---------           ---------           ---------
Operating loss                                     ( 32,917)           ( 48,946)           (253,356)
                                                   ---------           ---------           ---------

Gain on extinguishment of debt                       85,907                   -             104,521
                                                   ---------           ---------           ---------
Income (Loss) before income taxes                    52,990            ( 48,946)           (148,835)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Net income (loss)                                 $  52,990           $( 48,946)          $(148,835)
                                                  =========           =========           =========

Net income (loss) per common share:               $     .01           $(    .00)          $(    .01)
                                                  =========           =========           =========




           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2006

                                            Common Stock                                               Total
                                     -----------------------      Additional                        Stockholder's
                                     Issued                        Paid-In         Accumulated         Equity
                                     Shares        Par Value       Capital           Deficit          (Deficit)
                                     ------        ---------       -------           -------         ---------

Balance at January 1, 1999            3,643,693    $  36,437       $3,148,871     $( 3,347,999)    $(   162,691)

Issuance of common stock in
  exchange for services
  at $.10 per share                      50,000          500            4,500                -            5,000


Issuance of common stock upon
  conversion of notes payable
  at $.11 per share                   1,800,000       18,000          172,000                -          190,000

Issuance of common stock with
  failed consideration               50,877,713      508,777       (  508,777)               -                -

Net loss for 1999                             -            -                -      (   125,005)     (   125,005)

Issuance of common stock for
  settlement of lawsuit
  at $.10 per share                     140,000        1,400           12,600                -           14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                     (36,046,209)    (360,462)         360,462                -                -

Net loss for 2000                             -            -                -      (    19,938)     (    19,938)

Net loss for 2001, 2002 and 2003              -            -                -                -                -
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2003         20,465,197    $ 204,652       $3,189,656     $( 3,492,942)    $(    98,634)

Net loss for 2004                             -            -                -      (     7,936)     (     7,936)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2004         20,465,197    $ 204,652       $3,189,656     $( 3,500,878)    $(   106,570)

Issuance of common stock with
  failed consideration returned
  and cancelled                     (   750,000)    (  7,500)           7,500                -                -

Cancellation of Treasury Stock      (    42,876)    (    429)             429                -                -

Net loss for 2005                             -            -                -      (    48,946)     (    48,946)
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2005         19,672,321    $ 196,723       $3,197,585     $( 3,549,824)    $(   155,516)

Issuance of common stock for debt
  settlement at $.06 per share           64,000          640            3,200                             3,840

Net income for 2006                           -            -                -     $     52,990     $     52,990
                                    -----------     --------        ---------       ----------       ----------

Balance at December 31, 2006         19,736,321    $ 197,363       $3,200,785     $( 3,496,834)    $(    98,686)
                                    ===========     ========        =========       ==========       ==========


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2006

						  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2006               2005          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                           $  52,990           $( 48,946)          $(148,835)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of debt                          ( 85,907)                  -            (104,521)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      6,647               5,500              36,283
     Increase (decrease) in accounts payable, stockholder             -              10,000              10,000
     Increase (decrease) in accrued liabilities                   9,801               9,890              37,627
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 16,469)            (23,556)            (40,025)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 -                   -                   -
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     16,100              24,100              40,200
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                16,100              24,100              40,200
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                    (369)                544                 175
Cash At Beginning Of Period                                         544                   -                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $     175           $     544           $     175
                                                              =========           =========           =========




                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------



    Issuance of common stock upon
      conversion of notes payable                             $   3,840           $       -           $ 193,840


    Common stock returned in failed consideration             $       -           $       -           $ 360,462




           The accompanying notes are an integral part of the financial statements.


                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2006 AND 2005


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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of December 31, 2006, had no business operations and a working capital deficit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the years 1999 through 2006 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Extinguishment of debt

On September 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue 64,000 common stock shares, with a fair value of $3,840, to fully pay and settle its $64,000 note payable and $24,736 of related accrued interest. The difference between the fair value of the common stock shares to be issued and the carrying value of the note payable and accrued interest has been recognized as a gain on extinguishment of debt in the accompanying statement of operations. In addition, $1,011 was recognized as gain following an adjustment to a previously expensed account payable.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with original maturities of less than three months. None of the Company's cash is restricted. Additionally, no taxes were paid during each of the years ended December 31, 2006 and 2005 and for the period January 1, 1999 through December 31, 2006. During the years ended December 31, 2006 and 2005 and for period January 1, 1999 through December 31, 2006, interest paid totaled $200, $0 and $284, respectively.

Settlements and receivable and allowances for uncollectible amounts

The Company's settlement and receivable (Note 5) represent a remaining principal balance that had not been collected at the balance sheet date. This receivable is considered past due based upon applicable facts and circumstances. At December 31, 2006, the balance of this receivable has been reduced by an allowance for uncollectible amount of $12,892, so that it is reflected in the accompanying financial statements at its net realizable values of $0 determined from amounts actually collected in prior years. Interest has not been accrued on the receivable because collection is not reasonably assured.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2006 and 2005 and for the period January 1, 1999 through December 31, 2006, depreciation expense totaled $0, $0, and $3,762, respectively.

Net income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing the net income (loss) (numerator) by the weighted average number of common stock shares outstanding (denominator). There are no material dilutive securities; therefore, no dilutive per share amounts are reflected.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and for the period January 1, 1999 through December 31, 2006, basic income (loss) per common share amounts are based on 4,832,317, 20,422,321, and 21,875,946, respectively, weighted average shares of common stock outstanding. For the period January 1, 1999 through December 31, 2006, the weighted average number of common stock shares outstanding exceeded the number of shares outstanding at the end of the period, because of the weighting factor given to the cancellation of 36,046,209 common stock shares in April 2000 (Note 2).

Recent Accounting Pronouncements

Through December 31, 2006, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statement on Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

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

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the notes payable also approximates its carrying values because their terms are comparable to similar lending arrangements in the marketplace. At December 31, 2006 and 2005 and for the period January 1, 1999 through December 31, 2006, the Company did not have any other financial instruments.


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

As of December 31, 2006, 4,832,317 shares of common stock are outstanding.
This is a reduction from the prior years following the return of 500,000 shares as settlement of a note receivable (Note 5 - Woody, Inc.) and 15,154,004 shares for ongoing litigation, of which 750,000 shares have been cancelled and the balance of the shares are held in treasury. The returned shares represent most of the shares that were issued in 1999 and 2000 without consideration and Board approval. Because most of these shares were issued for no value and because the value at the return dates was nominal, no gain or loss is reflected in the Company's statement of operations. The shares outstanding also include 64,000 shares granted in extinguishment of a debt outstanding (Note 1).


3.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2004 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 2006 and 2005 and for the period January 1, 1999 through December 31, 2006, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled. On September 18, 2006, the Company reached a settlement with W. T. Skip Leake, whereby he effectively agreed to return 900,000 shares.

As of December 31, 2006, the Company has settled with 29 defendants and received stock certificates or lost certificate resolutions representing a return of 15,154,004 shares, of which 750,000 shares have been cancelled and the balance of the shares are held in treasury. The Company plans to continue to pursue the return of all disputed shares for cancellation.

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


4.      NOTES PAYABLE

In February 1999, the Company settled an equipment lease obligation and executed a $64,000 promissory note payable to a vendor. The note was non-interest bearing, unsecured and was due March 1, 2004. On September 26, 2006, the Company entered into a settlement agreement for extinguishment of the $64,000 and accrued interest in exchange for 64,000 shares of Company stock (Note 1).

During the third quarter, 2005, the Company borrowed $22,100 under a note payable to NR Partners, a partnership of which the President is a partner. The note payable is a promissory note for a maximum amount of $50,000 due on or before July 31, 2008 bearing interest at the rate of eight and one half percent. The funds were used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. During the year ended December 31, 2006, the Company has had additional borrowings under the note payable to NR Partners for a total outstanding of $40,200.


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

Note receivable, Woody, Inc. (Woody, Inc.)

In 1998, the Company received a $67,000 non-recourse promissory note from Woody, Inc., a corporation wholly owned by a stockholder, in exchange for 100% of the shares of the stock of Tel1 Communications, Inc. (Note 1). The note bears interest, which is payable annually on December 28th, at 6.0%, was due on December 28, 2003 and is unsecured. No interest or principal has been paid on this note and it has been considered in default. Effective July 31, 2006, Woody, Inc. returned 500,000 shares of common stock of the Company as full payment and settlement of this note. As discussed in Note 1 (Settlement and note receivable and allowance for uncollectible amounts), since this note was fully reduced by an allowance for uncollectible amounts and no value was assigned to the shares, no gain or loss was reflected in the Company's statement of operations.

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

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006 the Company had a deferred tax asset totaling approximately $560,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,355,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2025. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

                            REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2006 and 2005 and for the period January 1, 1999 through
December 31, 2006 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/06                  12/31/05           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit computed
     at statutory rate				$  18,017               $ ( 16,642)             $ ( 50,604)
State income taxes                                  2,650 	          (  2,447)		  (  7,260)
Expiration of NOL Carryforward                          -                        -                 500,822
Increase (decrease) in valuation allowance       ( 20,667)                  19,089                (442,958)
                                                 ---------                ---------               ---------
                                                $       -                $       -               $       -
                                                 =========                =========               =========



The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2006, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.



						 2006
						 ----
	Deferred tax assets:
	  Net operating loss carry forward   $ 528,505
	  Allowance for doubtful accounts       31,158
	Less valuation allowance              (559,663)
					      ---------
                                                     -

	Deferred tax liabilities:
	  Depreciation differences                   -
                                              ---------
	Net deferred tax assets              $       -
                                              =========


8.  	Subsequent Events

On March 6, 2007, the Company completed the formation of a new Texas corporation as a wholly owned subsidiary operating under the name Regent GLSC Technologies, Inc. ("Regent GLSC") and executed its initial purchase and sale agreement in the amount of $50,000.00 for the sale of Regent GLSC preferred stock under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000. Regent GLSC was formed to invest in the "global life science commercialization" process by working with inventors and innovative research teams focused on the creation of emerging medical products. Regent GLSC's focus is the acquisition of equity in new product development and long-term participation in future income streams derived from new product marketed throughout the world. This strategy includes sitting on the boards of and shaping policy of the acquired interests to assure the highest prospect of return. Regent GLSC is currently negotiating with Texas A & M University for the acquisition of a 20% equity ownership in a new company involved in the development of a treatment for a disease of the eye known as dry age-related macular degeneration. The Regent GLSC private placement of preferred stock is subject to and dependent on a completed acquisition agreement with Texas A & M.

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

Our scope of internal control is intended to extend to policies, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. To this end, management has made changes to internal controls and procedures, including corrective actions with regard to significant deficiencies or material weaknesses identified in the Company's audit for the period ending December 31, 2000.
As of this date, it is the belief of management that, given the Company's limited operations, our revised internal controls and procedures over financial reporting are effective and have been during all of 2006.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 2006 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
David A. Nelson             58        June, 2003                 None


EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
David A. Nelson             58       President, CEO           June, 2003

Mr. David A. Nelson started his professional career with Republic National Bank of Dallas in 1972. In 1976, he received a leave of absence from Republic to enter law school and returned to the bank Trust Department. Mr. Nelson left the bank in 1983 as a Vice President after serving in the Trust Department and the Metropolitan Lending Division. He entered the practice of law in the energy business and remained active in the energy business through 1998, including serving as CEO of a public oil and gas company, Intramerican Corporation, from 1988 until 1992. From 1992 to 1999, he was President of Regent Technologies, Inc. From January 1999 to September 2001, Mr. Nelson was CEO and Chairman 0f Concord Trust Company, a Texas regulated trust company and subsidiary of the Baptist Foundation of Texas. During this same period, he served as Senior Vice President of the Foundation with responsibility for charitable gift consulting and trust administration. Since 1999, he has worked as a consultant to non-profits and as an investment manager. In 2003, he was elected President and CEO of Regent. He is an attorney and registered investment advisor.

During the 2006 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

Effective March 1, 2006, the Board of Directors adopted a Code of Ethics that will apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

At present, Regent does not maintain an audit committee, instead the company's board of directors is responsible to review all audit matters.


ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of Regent by any person for all services rendered in any capacity to Regent for the present fiscal year.

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

David A. Nelson,     2006    $*         0.00     0.00        0.00        0.00       0.00        0.00
President, CEO	     2005    $*         0.00     0.00        0.00        0.00       0.00        0.00
(elected June, 2003) 2004    $*         0.00     0.00        0.00        0.00       0.00        0.00


----------
*    No compensation.



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

As of December 31, 2006, there are 19,672,321 shares of Common Stock issued and 4,832,317 outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.


Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       David A. Nelson                   (1)  1,964,799        40.66%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Richard Straza                    (2)    250,000         5.17%
                   %Straza Family Ltd. Partnership
                   1613 Breakwater Lane
                   Plano, TX 75093

Common Stock	   All officers and directors        (3)  1,964,799        40.66%
		   as a group (1 person)



(1) David A. Nelson is the President/Chief Executive Officer and director of Regent at the date of the filing of this report. This figure includes: (i) 1,250,000 restricted shares and 452,115 unrestricted shares held of record or beneficialy by David A. Nelson; (ii) 16,667 restricted shares and 70,835 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 175,182 held directly or beneficially in brokerage accounts.

(2) Richard Straza is the managing partner of the Straza Family Limited Partnership. This figure includes: (i) 200,000 of restricted shares held by the Straza Family Limited Partnership and (ii) 50,000 shares of unrestricted stock held of record in the name of Richard Straza.

(3) This figure includes only the shares of David A. Nelson, President, and does not include the effect of the exercise of options or warrants as all have expired as of the date of the filing of this report.

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

     On March 20, 2007, the Company filed a Current Report on Form 8-K reporting a material definitive agreement whereby the Company completed the formation of a new Texas corporation as a wholly owned subsidiary operating under the name Regent GLSC Technologies, Inc. and executed its initial purchase and sale agreement in the amount of $50,000.00 for the sale of Regent GLSC preferred stock under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

                                          2006            2005
                                          ----            ----
     1. Audit Fees                     $13,550         $19,540
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0

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


                                             REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson
                                                President

                                          Date: March 23, 2007
                                                --------------------------------



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



                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: March 23, 2007
                                                --------------------------------

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

3.4 Code of Ethics; adopted by a resolution of the Board of Directors dated March 14, 2006 with an effective date of March 1, 2006.

21    List of subsidiaries - None

31.1  Certification of Chief Executive Officer and Principal Accounting Officer

32.1  Certification of Chief Executive Officer and Principal Accounting Officer