Form 10QSB
period 2007-03-31
REGENT TECHNOLOGIES INC
filed 2007-05-15
CIK 319200

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

                 For the quarterly period ended March 31, 2007

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

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of May 1, 2007 was 4,793,983.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

Shell Company (check one):

Yes [X] No [ ]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2007

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At March 31, 2007

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months Ended March 31, 2007 and 2006
      For the Period from Inception (January 1, 1999) to
        March 31, 2007

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Three Months Ended March 31, 2007 and 2006
      For the Period from Inception (January 1, 1999) to
        March 31, 2007

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6-8

  ITEM 3 - CONTROLS AND PROCEDURES                                            9

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                  9

  ITEM 1A - RISK FACTORS                                                   9-11

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES          11

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   11

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

  ITEM 5 - OTHER INFORMATION                                                 11

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  11

  SIGNATURES AND REQUIRED CERTIFICATIONS                                     11

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                      REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 2007


 CURRENT ASSETS
   Cash in bank                                                         $   82,475
   Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                        82,475

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -
                                                                         ---------

                                                                        $   82,475
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                              $   55,439
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                  4,583
   Acquisition liability                                                    75,000
                                                                         ---------

      Total Current Liabilities                                            145,022
                                                                         ---------

Note payable - related parties                                              55,200
                                                                         ---------

Commitments and contingencies                                                    -

STOCKHOLDERS' DEFICIT
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, no rights or privileges designated                             -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 19,736,321 shares
     issued and 4,793,983 outstanding                                      197,363
   Paid-in capital in excess of par                                      3,200,785
   Accumulated deficit (including $167,896
     accumulated since reentering the development stage)                (3,515,895)
   Less treasury stock, at cost, 14,942,338 shares                               -
                                                                          ---------

      Total stockholders' deficit                                         (117,747)
                                                                          ---------

							                $   82,475
                                                                          =========


            The accompanying notes are an integral part of the financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH MARCH 31, 2007
                                   (UNAUDITED)

                    				  				        Cumulative
                                                                                     Since Re-entering
                                              For the Three Months Ended March 31,   Development Stage
                                                    2007                2006          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                         $        -          $        -          $       -

Operating expenses:

  General and administrative                         17,369              10,882             242,613
  Interest                                            1,692               2,952              29,804
                                                  ---------           ---------           ---------
Operating loss                                      (19,061)            (13,844)           (272,417)
                                                  ---------           ---------           ---------

Gain on extinguishment of debt                            -               1,011             104,521
                                                  ---------           ---------           ---------
Loss from continuing operations
  before income taxes                               (19,061)            (12,823)           (167,896)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Loss from operations                                (19,061)            (12,823)           (167,896)
                                                  ---------           ---------           ---------

Net loss                                            (19,061)            (12,823)           (167,896)
                                                  =========           =========           =========

Net loss per common share, basic and diluted:     $(    .00)          $(    .00)

Weighted average number of shares,
Basic and diluted                                 4,793,983          19,672,321



The accompanying notes are an integral part of the financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2007
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                2007                2006          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                           $( 19,061)          $( 12,823)          $(167,896)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of debt                                 -            (  1,011)           (104,521)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      9,669               7,631              45,952
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase (decrease) in accrued liabilities                  76,692               2,952             114,319
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                    67,300             ( 3,251)             27,275
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from stockholders                                          -                   -                   -
                                                              ---------           ---------           ---------
        Net Cash Provided By Investing Activities                     -                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     15,000               3,000              55,200
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                15,000               3,000              55,200
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                  82,300                (251)             82,475
Cash At Beginning Of Period                                         175                 544                   -
                                                              ---------           ---------           ---------

Cash At End of Period                                         $  82,475           $     293           $  82,475
                                                              =========           =========           =========




           The accompanying notes are an integral part of the financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS:

General

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

Subsidiary formation

On March 6, 2007, the Company completed the formation of a new Texas corporation as a wholly owned subsidiary operating under the name Regent GLSC Technologies, Inc. ("Regent GLSC"). Regent GLSC was formed to participate in the "global life science commercialization" process by working with inventors and innovative research teams focused on the creation of emerging medical products. Regent GLSC's focus is the acquisition of equity in new product development and in future income streams derived from new products marketed domestically and throughout the world. Acquisition targets are research teams that show the greatest prospect of early and high returns from commercialization of the product(s) being developed. Full attention is paid to the speed of regulatory approval, to the status of the product market, and to prospects of competition that might be encountered in the market. Specific attention is paid to investing in product groups which have no known rival. In some cases, licensing agreements will lead to ownership retention of the original development company. In others, licensing agreements may lead to public stock offerings or to the complete sale of the development company to an interested suitor. The strategy includes sitting on the boards of and shaping policy of the acquired interests to assure the highest prospect of return for the shareholders of Regent GLSC and the Registrant.

2.  INVESTMENT IN EQUITY SECURITIES

On April 17, 2007, Regent GLSC executed a stock purchase agreement in the amount of $1,000,000.00 for the acquisition of 385,356 shares of 8% Convertible Preferred Stock of MacuCLEAR, Inc. ("MacuCLEAR"), convertible on a non-dilutable basis into 20% of the common stock of MacuCLEAR for a period of 24 months after closing. Regent GLSC acquired its interest through the payment of $200,000 cash and the execution of a promissory note in the principal amount of $800,000. The principal of this note is payable in two installments. The first installment of $300,000 is due and payable on or before June 1, 2007 and the second installment of $500,000 is due and payable on or before August 30, 2007. As security for payment of the obligations under the promissory note, Regent GLSC has assigned to holder a security interest in 308,285 shares of Convertible Preferred Stock. Upon payment in full of the first installment, 115,607 shares of Convertible Preferred Stock, shall be released. The promissory note does not bear interest and is non-recourse to other assets of Regent GLSC or the Registrant, including the 77,071 shares of MacuCLEAR securities for $200,000 cash. The source of the payment of $200,000 was $150,000 from the sale of the 30,000 shares of Regent GLSC Series A Convertible Preferred Stock and $50,000 from NR Partners on a short term promissory note secured by 35,000 shares of Convertible Preferred Stock of MacuCLEAR. MacuCLEAR was formed by Texas A & M University as a drug discovery and development company focused on treating disorders of the eye. MacuCLEAR has the exclusive license for a platform technology for preventing the progression of Age Related Macular Degeneration ("AMD"). Specifically MacuCLEAR has licensed a proprietary treatment for the "Dry" form of AMD from Texas A & M University.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-KSB (Annual Report) for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's Annual
Report.   In the opinion of management, all  adjustments (which  include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

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

Acquisition liability

During the quarter ended March 31, 2007, the Company received $75,000 for deposits by investors to purchase shares of Regent GLSC convertible preferred stock under a private offering to sell 25% of the equity of Regent GLSC for $1,250,000. This deposit was refundable subject to the final negotiation and acquisition of the preferred stock of MacuCLEAR, Inc. The closing was finalized on April 17, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Regent Technologies, Inc. ("Regent" or "We" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2006. This report on Form 10-QSB contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

The following discussion and analysis should be read in conjunction with the remainder of this Quarterly Report on Form 10-QSB including, but not limited to, the financial statements and notes thereto included herein.

Business

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

During the quarter ended March 31, 2007, the Registrant initiated a new business strategy to create value for our stockholders by investing in businesses that have an intrinsic value in excess of their stated book value. Key elements of our business strategy include investing in businesses with:
(1) the potential of outstanding  earning  power and  good  returns  on equity;
(2) experienced management; and (3) a business plan which demonstrates a high likelihood for success in a relatively short period of time. We plan to enter into each investment with the assumption that the company's management will execute its business plan and produce price appreciation of its stock value and our investment. However, the investment structures that we utilize will often hedge our position in the event that the company does not execute and the investment value declines. The investments will be primarily in debt, equity and equity-linked securities, of public and selected private companies which may become public.

  Global life science commercialization - GLSC

Many factors are raising significant new opportunities in the development of innovative products for dealing with human health and wellbeing. One of the noticeable stimulants to recent medical innovation arises from remarkable advances in knowledge within the fields of biotechnology and nanotechnology. However, perhaps the most profound force confronting the industry today is the demographic shift that the US and other developed nations are experiencing. Aging populations in this country, Japan and Europe in particular are expected to double demands on medical and health-care institutions and related products over the next decade. A third major force, particularly behind the development of new pharmaceuticals related to aging, is the large grouping of branded drug patents that will be expiring in the next few years.

Drug industry analysts indicate that over the next two years, nearly half of the industry's top drugs valued at $100 billion in sales will lose their patent protection and not be replaced by major firms. Declining pharmaceutical share values have reflected that prospect and the already weak trends in branded drug sales. The resulting sense of urgency and dramatic escalations in the internal costs of discovering new proprietary drugs has caused a shift in the development strategies of major pharmaceutical firms toward hunting for new product that is being developed outside their laboratories. As a consequence, sizeable investment is being made by these firms into the acquisition of promising licenses with independent research teams throughout the country. The Company is focused on funding the best of these teams in both drugs and medical technology that are in the final stages of product development and proof-of-product testing in preparation of offering production and marketing licenses.

  Regent GLSC Technologies, Inc.

The Company formed Regent GLSC Technologies, Inc. as a subsidiary for the purpose of participating in the global life science commercialization process. The mission of Regent GLSC is to identify high-prospect and high-profit candidates in the life science industry for near-term commercialization. The strategy of Regent GLSC is to secure advantage gained from exceptional opportunities emerging from new conditions in the pharmaceutical industry and from unique developments in medical science. Despite the sizeable funds directed by major pharmaceutical and technology companies for the development of new drugs and medical devices, many of the most significant advances in those products are being made by independent and university-based research teams. In those instances, very attractive opportunities arise particularly for investment groups served by entrepreneurial teams. Most academic and independent researchers capable of focusing on innovative work are not well suited for capitalizing and preparing their products for either licensing or direct marketing. Great benefits are gained by the research team that chooses to join forces with a funding and development group such as Regent GLSC which is able to implement business plans and marketing strategies suited for the medical industry. On April 17, 2007, Regent GLSC acquired its initial entry into the GLSC market upon execution of a stock purchase agreement for 385,356 shares of 8% Convertible Preferred Stock of MacuCLEAR, Inc. (Note 2.)

  About MacuCLEAR, Inc.

MacuCLEAR has the exclusive license for a platform technology for preventing the progression of Age Related Macular Degeneration ("AMD") with the potential of reversing the effect of AMD. Specifically MacuCLEAR has licensed a proprietary treatment for the "Dry" form of AMD. The solution is delivered in eye drop form to restore choroidal blood flow and control inflammation in the macula. The core component of this novel solution has been used clinically in other applications and is known to be safe. Therefore, MacuCLEAR is eligible for an abbreviated FDA approval process. AMD is the leading cause of blindness for people over the age of 50. AMD is the deterioration and breakdown of the macula, the central portion of the retina responsible for detailed vision such as reading and driving. AMD commences when blood flow in the tiny blood vessels of the macula become restricted, a condition known as "Dry" AMD. The disease can steadily progress into "Wet" AMD, whereupon vision loss becomes imminent. Fifteen million Americans currently have AMD, 90% of these have Dry AMD for which there is no present cure. There are an estimated 1.8 Million new cases of "Dry" and 200,000 "Wet" each year. These numbers double for global estimates. The total U.S. market potential is $18 billion based on current market for treatments for the 10% who have wet AMD. The potential MacuCLEAR revenues are $1.5 billion in five years from licensing fees, milestone payments and royalties.

MacuCLEAR is headed by an executive team of business and life science professionals with significant industry experience. Philip G. Ralston is the CEO of MacuCLEAR and the President of Regent GLSC. He is a seasoned life science industry professional with Fortune 200, and mid-size private and public company experience. He has started four companies and holds 18 patents on various products. David A. Nelson, Chief Executive Officer of Regent GLSC and the Registrant, is a member of the Board of Directors of MacuCLEAR with Mr. Ralston.

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

The Company has borrowings under notes payable to NR Partners, a partnership
of which the President is a partner.   The notes payable are due  beginning
July 31, 2007 and bear interest at the rate of eight and one half percent per annum. The funds have been used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. Through May 1, 2007, the Company has borrowed a total of $105,200 under the notes payable to NR Partners. In addition, Regent GLSC raised $150,000 of capital through the sale of 30,000 shares of it Series A Convertible Preferred Stock received through a Closing on April 18, 2007. Regent GLSC has additional closings scheduled for May 30 and August 15, 2007 with intentions to raise up to an additional $1,000,000.

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

As of May 1, 2007, the Company through settlements has received stock certificates or lost stock certificate notarized resolutions representing a return of 15,692,338 shares, of which 750,000 shares have been cancelled and the balance of the shares are held in treasury. The Company plans to continue to pursue the return of all disputed shares for cancellation.


ITEM 1A - RISK FACTORS

Risk of Limited Operating History

Regent GLSC is a newly organized venture. Although management has extensive experience in the industry and management of secured assets, there can be no assurance that the Company will be profitable or that the Company's business will be successful in the future. To date the Company has no revenues from operations and no assets.

Reliance on Key Personnel

The success of the Company's operations is heavily dependent upon the continued active participation of its executive Officers and Directors. Should they be unable or unwilling to continue active participation in the Company's affairs, the future viability of the Company would be materially adversely affected unless competent replacement(s) could be promptly hired.

Capital Requirements

Without the proceeds of the Regent GLSC Offering, we will have only minimal capital with which to provide investments and will be limited in our operations. If the Regent GLSC Offering does not raise a substantial amount of funds, our capital may prove to be insufficient to permit substantial operations to commence, other than to a very limited extent. We may receive from the Regent GLSC Offering maximum net proceeds of $1,250,000, which we believe will be sufficient to implement our initial plan of operation. Less than the maximum amount may be obtained. If less than the maximum financing Regent GLSC Offering is not available to us, our activities may be materially and adversely affected.

Unspecified Investments and Acquisitions

The Company will use all of the net proceeds from the Regent GLSC Offering and other Company Offerings to acquire existing business entities or an equitable interest of business entities to enhance the Company's ability to meet its business objectives. In this regard, management of the Company has complete authority and responsibility for evaluating and choosing the assets for which the Company will provide investment. Purchasers of the Securities will not have an opportunity to evaluate for themselves all the assets in which capital of the Company will be invested, or the terms of
such investments.   The following information will be made available to a
stockholder upon request once an asset has been acquired: (a) the specific terms of the acquisition agreements; (b) the identity or experience of any co-venture or development or strategic alliance partners; (c) the type or locations of the assets; (d) the financing terms which the asset owner may receive; (e) other relevant economic and financial data and other facts concerning the assets; and / or (f) identity of the asset purchased.

Competition

The Company has numerous competitors in its investing operations, including angels and venture capital companies, which may lend or invest on an unsecured, as well as on a secured basis. In connection with its financing of medical research groups, competitors include numerous drug and technology companies. The Company expects that new competitors will enter the market for acquiring promising assets. Some of the competitors of the Company may have greater and more sophisticated development, financial, marketing, distribution and other resources than the Company. Increased competition may have a material adverse effect on the profitability of the Company.

Risks Related to Improper Assessment of the Acquired Asset's Estimated Value

Evaluations of research and invention groups are based on best effort investigation of the research focus, the team strength and the potential market
prospects.   In this regard, the recovery of  the amount advanced, as well as realization of a profit on marketing or licensing of a new product is dependent on the initial assessment or appraisal of the invention's estimated value. No assurance can be given that such appraisals will in any or all cases, be accurate. Also, since an appraisal fixes its value at a given point in time, subsequent events could adversely affect the prospect of financial recovery. Such subsequent events may include nationwide, statewide or local economic, demographic, regulatory, medical or other technical and pharmaceutical developments. Denial of FDA approval, an unforeseen ill effect of the formulation or unwillingness of medical practitioners to employ the new drug or medical device could adversely affect the value of a particular investment. The Company will not necessarily be able to predict with any certainty whether any of these events will occur after an investment is made. Improper assessment of the market value of the invention can result in reduced marketability of the asset and resale of the asset for an amount less than the a mount advanced. Although the skill of the Company management team lead us to believe that it can expertly identify and evaluate innovations, no assurances can be given that such innovations will produce a profit.

Diversification Risk

The Company may not be able to diversify its asset portfolio either financially
or substantively.   If the Company does not raise  sufficient funds through the
Regent GLSC Offering or other Offerings, the Company may have a small amount of money with which to invest in product development. An investment of a smaller sum of money will likely result in the acquisition of fewer assets and less diversification of the GLSC portfolio. In addition, the Company contemplates that the majority of its investments for GLSC technology will be secured by inventions in the medical sector. If substantial portions of our investments are secured by assets involved in medical treatment, a downturn in that sector of the economy would more greatly affect us than if our lending and investing were more industrially diversified. Adverse changes in national political / regulatory action toward medical treatment or toward other sectors relating to
the medical industry in   which innovative  products are to be  marketed would
likely have an adverse impact on the profitability of the asset invested in.

Risks Associated with Operations

If expenses of operations exceed the anticipated income of operations, the Company may be required to dispose of the assets on disadvantageous terms, if necessary, to raise capital. In the event operations do not generate sufficient operating income to pay all of the operating expenses, taxes and debt service requirements, the Company may sustain a loss of its investment. There can be no assurance that the Company will not incur operating deficits.

Government Regulation

Development of new drugs and medical procedures are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These statutes prescribe, among other things, extent of testing and proof required to market a medical device or drug. Governmental regulators have broad discretionary authority to refuse to grant a license or to suspend or revoke any or all existing licenses of licensees under common control if it is determined that any such licensee has violated any law or regulation or that the management of any such licensee is not suitable to bring such a product to market. In addition, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the team's ability to grow a product market, conduct further research, bring new products to market, or prohibit or more stringently regulate the sale of certain goods, any of which could significantly adversely affect the Company's prospects.

Failure to Obtain Government Approvals

The treatment planned by MacuCLEAR is subject to extensive government regulation in the U.S. and in the foreign countries. Unless an exemption applies, without regulatory approval and clearance from the FDA, revenues will be significantly limited.

Products Are Subject to Recall

Any of the products planned by MacuCLEAR may be found to have deficiencies or defects in design or manufacture. The FDA or similar governmental authorities in other countries have the authority to require the recall of any such defective product. A government-mandated or voluntary recall could occur as a result of component failures, manufacturing errors or design defects. MacuCLEAR does not maintain insurance to cover losses incurred as a result of product recalls. Any product recall would divert managerial and financial resources and negatively affect our financial performance.

Failure to Comply With Applicable Government Regulations

MacuCLEAR is subject to numerous government regulations relating to, among other things, its ability to sell its products, and non-compliance could result in fines and penalties, civil or criminal charges, disruption of manufacturing or distribution, or the withdrawal of approvals for its products.


ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

On April 18, 2007, Regent GLSC Technologies, Inc. ("Regent GLSC"), a wholly owned subsidiary of the Registrant, accepted purchase agreements in a total amount of $150,000 received from 4 purchasers to its private offering of shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock"). Pursuant to the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000.00. Regent GLSC is continuing to raise capital through the sale of shares of the Convertible Preferred Stock in $50,000 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for a period of 24 months after closing. Also, the Registrant and Regent GLSC are exploring other avenues for raising capital.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 31.1 Certification
          Exhibit 32.1 Certification

(b) Reports filed on Form 8-K

    On March 20, 2007, the Company filed a Current Report on Form 8-K reporting a material definitive agreement whereby the Company completed the formation of a new Texas corporation as a wholly owned subsidiary operating under the name Regent GLSC Technologies, Inc. ("Regent GLSC"), and the execution of its initial purchase and sale agreement in the amount of $50,000.00 for the subscription by an investor to purchase 10,000 shares of Regent GLSC preferred stock under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000.

    On April 26, 2007, the Company filed a Current Report on Form 8-K reporting that Regent GLSC Technologies, Inc. ("Regent GLSC"), a wholly owned subsidiary of the Registrant, accepted purchase agreements in a total amount of $150,000 received from 4 purchasers of its private offering of shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") at $5.00 per share. The Company also reported that Regent GLSC executed a stock purchase agreement in the amount of $1,000,000.00 for the acquisition of 385,356 shares of Convertible Preferred Stock of MacuCLEAR, Inc. ("MacuCLEAR"), convertible on a non-dilutable basis into 20% of the common stock of MacuCLEAR for a period of 24 months after closing.


                               SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: May 14, 2007              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer