Form 10QSB
period 2007-06-30
REGENT TECHNOLOGIES INC
filed 2007-08-21
CIK 319200

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

                 For the quarterly period ended June 30, 2007

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

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of August 1, 2007 was 4,793,983.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                 JUNE 30, 2007

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At June 30, 2007

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months and Six Months Ended June 30, 2007 and 2006
      For the Period from Inception (January 1, 1999) to
        June 30, 2007

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Six Months Ended June 30, 2007 and 2006
      For the Period from Inception (January 1, 1999) to
        June 30, 2007

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7-10

  ITEM 3 - CONTROLS AND PROCEDURES                                           10

 PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                 10

  ITEM 1A - RISK FACTORS                                                  10-12

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES          12

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   12

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

  ITEM 5 - OTHER INFORMATION                                                 12

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  12

  SIGNATURES AND REQUIRED CERTIFICATIONS                                     12

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2007


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $  125,136
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                       125,136

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

Investments                                                                850,000

                                                                        $  975,136
                                                                         =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $   66,624
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                  4,074
   Note Payable								   650,000
                                                                         ---------
      Total Current Liabilities                                            730,698
                                                                         ---------
Note payable - related parties                                              73,800
                                                                         ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, 60,000 shares issued and
     outstanding, Regent GLSC Technologies, Inc.                           300,000
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                 -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 19,736,321 shares
     issued and 4,793,983 outstanding                                      197,363
   Paid-in capital in excess of par                                      3,200,785
   Accumulated deficit (including $179,511
     accumulated since reentering the development stage)                (3,527,510)
   Less treasury stock, at cost, 14,942,338 shares                               -
                                                                          ---------
     						                           170,638
                                                                          ---------
							                $  975,136
                                                                          =========

           The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH JUNE 30, 2007
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              six              six            Cumulative
                                            months           months            months           months      Since Re-entering
                                          ended June       ended June        ended June       ended June    Development Stage
                                           30, 2007         30, 2006          30, 2007          30, 2006      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                 15,349            4,489           32,718            15,371           257,962
   Interest                                    1,170            3,080            2,082             6,032            30,194
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                               (16,519)          (7,569)         (34,800)          (21,403)         (288,156)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                 4,124                -            4,124             1,011           108,645
                                           ---------        ---------        ---------         ---------         ---------
Loss from continuing operations
  before income taxes                        (12,395)          (7,569)         (30,676)          (20,392)         (179,511)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net loss                                     (12,395)          (7,569)         (30,676)          (20,392)         (179,511)
                                           =========        =========        =========         =========         =========

Net loss per common share:

  Basic loss per common share              $(    .00)       $(    .00)       $(    .00)        $(    .00)        $(    .00)
                                           =========        =========        =========         =========         =========

  Diluted loss per common share            $(    .00)       $(    .00)       $(    .00)        $(    .00)        $(    .00)
                                           =========        =========        =========         =========         =========
Weighted Average Shares Outstanding        4,793,983       18,969,653        4,793,983        18,969,653        21,875,946


The accompanying notes are an integral part of the financial statements.


                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH JUNE 30, 2007
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                            For the Six Months Ended June 30,    Development Stage
                                                                2007                2006          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $( 30,676)          $( 20,392)          $(179,511)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable              (  4,124)           (  1,011)           (108,645)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                     24,978               5,320              61,261
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                              1,183               6,032              38,810
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  (  8,639)           ( 10,051)           ( 48,664)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in MacuCLEAR preferred stock                      (200,000)                  -            (200,000)
                                                              ---------           ---------           ---------
        Net Cash Used in Investing Activities                  (200,000)                  -            (200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                         300,000                   -             300,000
  Proceeds from note payable - related party                     40,100              10,000              80,300
  Proceeds from sale of investments                             150,000                   -             150,000
  Repayments of note payable                                   (156,500)                  -            (156,500)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities               333,600              10,000             373,800
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                 124,961                ( 51)            125,136

Cash At Beginning Of Period                                         175                 544                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $ 125,136           $     493           $ 125,136
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

Going Concern Uncertainties

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

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2.  INVESTMENT IN EQUITY SECURITIES

On April 17, 2007, Regent GLSC executed a stock purchase agreement in the amount of $1,000,000.00 for the acquisition of 385,356 shares of 8% Convertible Preferred Stock of MacuCLEAR, Inc. ("MacuCLEAR"), convertible on a non-dilutable basis into 20% of the common stock of MacuCLEAR for a period of 24 months after closing. Regent GLSC acquired its interest through the payment of $200,000 cash and the execution of a promissory note in the principal amount of $800,000. The principal of this note WAS payable in two installments. The first installment of $300,000 was payable on or before June 1, 2007 and the second installment of $500,000 was payable on or before August 30, 2007. On May 8, 2007, the Board of MacuCLEAR approved the extension of the payment due dates to July 1, 2007 and September 30, 2007. Since the imputed interest amount on the discounted note due September 30, 2007 is immaterial, no interest amount was recorded.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


As security for the obligations under the promissory note, Regent GLSC assigned to holder a security interest in 308,285 shares of Convertible Preferred Stock. Upon payment in full of the first installment, 115,607 shares of Convertible Preferred Stock, was released. The promissory note does not bear interest and is non-recourse to other assets of Regent GLSC or the Registrant, including the 192,678 shares of MacuCLEAR securities for $500,000. The source of the payment of $500,000 was $300,000 from the sale of the 60,000 shares of Regent GLSC Series A Preferred Stock and $50,000 from NR Partners on a short term promissory note secured by 35,000 shares of MacuCLEAR Preferred Stock. In addition, Regent GLSC entered into a Purchase and Sale Agreement with GHI, Ltd. and received the payment of $150,000 for Regent GLSC securities and MacuCLEAR Preferred Stock. (Note 3.)


3.  GHI, Ltd.

On June 29, 2007, Regent GLSC finalized an agreement whereby Regent GLSC sold 41,250 shares of MacuCLEAR Series A Preferred Stock and 3,000 shares of Regent GLSC common stock to GHI, Ltd. ("GHI") for $150,000. Each share of MacuCLEAR Preferred Stock was sold for $3.60 per share and each share of common stock of Regent GLSC was sold for $.50 per share. GHI retained the option to "put" the Preferred Stock and the common stock back and unwind the transaction with interest on the $150,000. The option is terminated upon Regent GLSC's final payment on the promissory note to MacuCLEAR. As an inducement for GHI to enter into this transaction, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR stock as security against damages resulting from Regent GLSC's default in the final payment on the promissory note to MacuCLEAR. (Note 5.)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the financial statements contained in the Company's Annual Report on Form 10-KSB (Annual Report) for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial
statements  contained in the  Company's Annual Report.   In the opinion of
management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

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


5.  RELATED PARTY TRANSACTIONS

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

GHI, Ltd.

As an inducement for GHI, Ltd. to enter into the purchase of 41,250 shares of MacuCLEAR Preferred Stock from Regent GLSC, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR stock as security against damages, if any, resulting from Regent GLSC's default in the final payment on the promissory note to MacuCLEAR.


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

Plan of Operation

As a development stage company, we have focused on the identification, acquisition and development of life science technologies and products which we believe have the potential for commercialization. We conduct our operations through our subsidiary, Regent GLSC Technologies, Inc. ("Regent GLSC"). Our strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through equity ownership or sponsored research programs.

Since inception the Registrant has funded operations through short-term borrowings and equity investments in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time.

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

  About MacuCLEAR, Inc.

MacuCLEAR, Inc. was formed by Texas A & M University as a drug discovery and development company focused on treating disorders of the eye. MacuCLEAR has the exclusive license for a platform technology for preventing the progression of Age Related Macular Degeneration ("AMD"). Specifically MacuCLEAR has licensed a proprietary treatment for the "Dry" form of AMD from Texas A & M University.

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

As of June 30, 2007, the Company had a cash balance of $125,136. The Company has financed its operations primarily through cash on hand, stock issuances during the six months ended June 30, 2007.

Net cash flows used in operating activities was $8,639, for the six month period ending June 30, 2007, compared to net cash flows used of $10,051 for the same period in 2006, primarily due to increases in investment costs. The Company intends to seek additional funds from shareholders and third parties to finance the Company's operations.

Net cash provided by financing activities was $333,600 for the six months period ending June 30, 2007, compared to $10,000 for the same period in 2006. The Company has financed its operations primarily from stock issuances. Regent GLSC raised $300,000 of capital through the sale of 60,000 shares of it Series A Convertible Preferred Stock received through an initial closing on April 18, 2007 with subsequent closings through July 6, 2007. Regent GLSC has additional closings scheduled with plans to raise up to an additional $900,000.

The Company is not performing any product research and development at this time and it is not expected to purchase equipment or incur significant changes in the number of employees.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three month and six months periods ended June 30, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

The Company's administrative office is located at 6727 Hillcrest Ave., Suite E, Dallas, Texas, 75205. These premises are owned by a private corporation controlled by an investor in the Series A Preferred Stock of Regent GLSC. The Company does not pay a monthly rent.

The Company has borrowings under notes payable to NR Partners, a partnership
of which the President is a partner.   The notes payable are due  beginning
July 31, 2007 and bear interest at the rate of eight and one half percent per annum. The funds have been used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. Through August 1, 2007, the Company has borrowed a total of $105,300 under the notes payable to NR Partners.

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

As of August 1, 2007, the Company through settlements has received stock certificates or lost stock certificate notarized resolutions representing a return of 15,692,338 shares, of which 750,000 shares have been cancelled and the balance of the shares are held in treasury. The Company plans to continue to pursue the return of all disputed shares for cancellation.

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


ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

Through August 1, 2007, Regent GLSC Technologies, Inc. ("Regent GLSC"), a subsidiary of the Registrant, accepted purchase agreements in a total amount of $300,000 received from eleven (11) purchasers to its private offering of shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock"). Pursuant to the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000.00. Regent GLSC is continuing to raise capital through the sale of shares of the Convertible Preferred Stock in $50,000 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for a period of 24 months after closing. Also, the Registrant and Regent GLSC are exploring other avenues for raising capital.


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

    On June 22, 2007, the Company filed a Current Report on Form 8-K reporting that effective June 15, 2007, the Board filled two vacancies on the Board of Directors with the election of Philip G. Ralston and David L. Ramsour, Ph.D. Philip G. Ralston is the CEO of MacuCLEAR and the President of Regent GLSC, a subsidiary of the Registrant.


                               SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: August 20, 2007              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer