Form 10QSB
period 2007-09-30
REGENT TECHNOLOGIES INC
filed 2007-11-15
CIK 319200

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

               For the quarterly period ended September 30, 2007

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

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of November 1, 2007 was 4,797,733.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                               September 30, 2007

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At September 30, 2007

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months and Nine Months Ended September 30, 2007 and 2006 For the Period from Inception (January 1, 1999) to
        September 30, 2007

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Nine Months Ended September 30, 2007 and 2006
      For the Period from Inception (January 1, 1999) to
        September 30, 2007

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7-10

  ITEM 3 - CONTROLS AND PROCEDURES                                           10

 PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                 10

  ITEM 1A - RISK FACTORS                                                  10-12

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES          12

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   12

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

  ITEM 5 - OTHER INFORMATION                                                 12

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  12

  SIGNATURES AND REQUIRED CERTIFICATIONS                                     12

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2007


                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                         $      142
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                           142

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

Investments in equity securities                                           392,956
                                                                         ---------
                                                                        $  393,098
                                                                         =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $   68,752
   Accounts payable, stockholder                                            10,000
   Accrued interest payable                                                  6,488
                                                                         ---------
      Total Current Liabilities                                             85,240
                                                                         ---------
Note payable - related parties                                              78,400
                                                                         ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, 65,000 shares issued and
     outstanding, Regent GLSC Technologies, Inc.                           325,000
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                 -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 19,740,071 shares
     issued and 4,797,733 outstanding                                      197,401
   Paid-in capital in excess of par                                      3,202,247
   Accumulated deficit (including $147,191
     accumulated since reentering the development stage)                (3,495,190)
   Less treasury stock, at cost, 14,942,338 shares                               -
                                                                          ---------
     						                           229,458
                                                                          ---------
							                $  393,098
                                                                          =========

 The accompanying notes are an integral part of the consolidated financial statements.


                      REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED September 30, 2007 AND 2006
                        AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH September 30, 2007
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              nine             nine            Cumulative
                                            months           months            months           months        Since Re-entering
                                        ended September  ended September   ended September  ended September   Development Stage
                                           30, 2007         30, 2006          30, 2007          30, 2006      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                  $        -       $        -       $        -        $        -        $        -

Operating expenses:
   General and administrative                  6,761            2,714           39,440            18,085           264,684
   Interest                                    1,708            3,190            4,496             9,222            32,608
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                                (8,469)          (5,904)         (43,936)          (27,307)         (297,292)
                                           ---------        ---------        ---------         ---------         ---------
Gain on extinguishment of debt                     -           84,896            4,124            85,907           108,645
Gain on sale of investment                    41,456                -           41,456                 -            41,456
                                           ---------        ---------        ---------         ---------         ---------
Income from continuing operations
  before income taxes                         32,987           78,992            1,644            58,600          (147,191)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net income (loss)                          $  32,987        $  78,992        $   1,644         $  58,600        $ (147,191)

Net income (loss) per common share:

  Basic income (loss) per common share     $     .00        $     .00        $     .00         $     .00        $(     .01)
                                           =========        =========        =========         =========         =========

  Diluted income (loss) per common share   $     .00        $     .00        $     .00         $     .00        $(     .01)
                                           =========        =========        =========         =========         =========


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED September 30, 2007 AND 2006
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH September 30, 2007
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                         For the Nine Months Ended September 30, Development Stage
                                                                2007                2006          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $   1,644           $  58,600          $ (147,191)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable              (  4,124)           ( 85,907)           (108,645)
     Gain from sale of investment                              ( 41,456)                  -            ( 41,456)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -               5,000
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                     27,106               6,276              63,390
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                              3,597               9,022              41,224
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 13,233)           ( 12,009)           ( 53,258)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in MacuCLEAR preferred stock                      (350,000)                  -            (350,000)
                                                              ---------           ---------           ---------
        Net Cash Used in Investing Activities                  (350,000)                  -            (350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                         325,000                   -             325,000
  Proceeds from sale of common stock                              1,500                   -               1,500
  Proceeds from note payable - related party                     38,200              11,500              78,400
  Proceeds from sale of investments                             148,500                   -             148,500
  Repayments of note payable                                   (150,000)                  -            (150,000)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities               363,200              11,500             403,400
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                    ( 33)               (509)                142

Cash At Beginning Of Period                                         175                 544                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $     142           $      35           $     142
                                                              =========           =========           =========




The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS:

General

Regent Technologies, Inc., (the Company) formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, in the state of Colorado for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organizational and included the issuance of equity capital and the acquisition of developed and undeveloped oil and gas properties that included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1992, the Company redirected its core activities and acquired SSB Environmental, Inc. (SSB), which was organized for the purpose of obtaining waste and landfill reclamation contracts. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSB. In September, 1996, the Company entered into a license agreement for the technology necessary to offer dialup access to the Internet. During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. During the first quarter of 1998, the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company in the ordinary course of business divested 100% of its ownership in all subsidiary companies and re-entered the development stage.

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

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Subsequent event

On November 6, 2007, the the Board of Directors of MacuCLEAR, Inc. executed a resolution effective September 30, 2007, releasing Regent GLSC without default from the final payment of $500,000 under a promissory note to MacuCLEAR, Inc. The resolution approved by the MacuCLEAR Directors stated the 192,678 shares of MacuCLEAR Series A Preferred Stock previously purchased by Regent GLSC would receive the full attributes and designations of the outstanding MacuCLEAR Series A Preferred Stock. Also, Regent GLSC and MacuCLEAR agreed that Regent GLSC's right to purchase an additional 192,678 shares of MacuCLEAR Preferred Stock was terminated. Regent GLSC decided not to go forward with the remaining purchase of MacuCLEAR Preferred Stock at this time due to plans to offer a "Life Sciences" investment fund in 2008 which is expected to include an investment in MacuCLEAR. Regent GLSC owns approximately 88,000 shares of MacuCLEAR Preferred Stock.

2.  INVESTMENT IN EQUITY SECURITIES

On April 17, 2007, Regent GLSC executed a purchase agreement in the amount of $1,000,000 for the acquisition of 385,356 shares of Series A 8% Preferred Stock of MacuCLEAR, Inc. ("Preferred Stock"), convertible on a pro-rata, non-dilutable basis into 20% of the common stock of MacuCLEAR for a period of 24 months after closing. Regent GLSC acquired its interest through the payment of $200,000 cash and the execution of a no interest, nonrecourse promissory note in the amount of $800,000. The principal of this note was payable in two installments. A payment of $300,000 was tendered on June 29, 2007, and the second payment of $500,000 was due on or before September 30, 2007. Upon a mutual agreement, the Board of of Directors of MacuCLEAR voted effective September 30, 2007, to release Regent GLSC from the second installment without default or recourse and Regent GLSC's right to purchase an additional 192,678 shares of MacuCLEAR Preferred Stock was terminated. The source of the payment of the $500,000 paid for the 192,678

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


shares of MacuCLEAR Preferred Stock was $325,000 from the sale of 65,000 shares of Regent GLSC Series A Convertible Preferred Stock (Note 3) and $50,000 from NR Partners (Note 5). In addition, on June 29, 2007, Regent GLSC sold 41,250 shares of MacuCLEAR Preferred Stock and 3,750 shares of Registrant common stock to GHI, Ltd. ("GHI") for $150,000. Each share of MacuCLEAR Preferred Stock was sold for $3.60 per share and each share of common stock of Registrant was sold for $.40 per share. A gain of $41,456 was recognized for the current period from the sale of the MacuCLEAR Preferred Stock.

As of the date of this quarterly filing, Regent GLSC holds title to 151,428 shares of MacuCLEAR Preferred Stock, of which 62,620 shares are beneficially held for the Regent GLSC Preferred Stock holders. Since the imputed interest amount on the discounted note due September 30, 2007, is immaterial, no interest amount was recorded and following cancellation of the note, none is due.

3.  Regent GLSC Series A Preferred Stock

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000.00 received from four purchasers of a private offering of shares of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000 in $50,000.00. units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for a period of 24 months after closing. Since the initial sales on April 18, 2007, Regent GLSC has accepted Preferred Stock purchase agreements from additional investors in the total amount of $175,000.00. Regent GLSC is continuing to market its private placement and the Registrant and Regent GLSC are exploring other avenues for raising capital.

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

Note receivable (Woody, Inc.)

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

Sale of investment (GHI, Ltd.)

As an inducement for GHI, Ltd. to enter into the purchase of 41,250 shares of MacuCLEAR Preferred Stock from Regent GLSC, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR stock as a security in the event of damages, if any, resulting from Regent GLSC's default in the final payment on the promissory note to MacuCLEAR. Effective September 30, 2007, the security interest has been released and the sale to GHI, Ltd. finalized following the termination of the MacuCLEAR promissory note without default as determined by the Board of Directors of MacuCLEAR.


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

As of September 30, 2007, the Company had a cash balance of $142. The Company has financed its operations primarily through cash on hand and stock issuances during the nine months ended September 30, 2007.

Net cash flows used in operating activities was $13,233 for the nine months ending September 30, 2007, compared to net cash flows used of $12,009 for the same period in 2006, primarily due to increases in investment costs. The Company intends to seek additional funds from shareholders and third parties to finance the Company's operations.

Net cash provided by financing activities was $363,200 for the nine month period ending September 30, 2007, compared to $11,500 for the same period in 2006. The Company has financed its operations primarily from stock issuances. Regent GLSC raised $325,000 of capital through the sale of 65,000 shares of its Series A Preferred Stock received partially through an initial closing on April 18, 2007 and from subsequent closings through July 6, 2007.

The Company is not performing any product research and development at this time and it is not expected to purchase equipment or incur significant changes in the number of employees.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three month and nine month periods ended September 30, 2007 and 2006, the current President and directors provided services to the Company for no compensation.

The Company's administrative office is located at 6727 Hillcrest Ave., Suite E, Dallas, Texas, 75205. These premises are owned by a private corporation controlled by an investor in the Series A Preferred Stock of Regent GLSC. The Company does not pay a monthly rent.

The Company has borrowings under notes payable to NR Partners, a partnership of which the President and a director are the partners. The notes payable have a maturity of December 31, 2007, have been increased to $100,000. The notes bear interest at the rate of eight and one half percent per annum. The borrowings have been used to pay expenses related to professional and transfer agent fees. Through this quarterly period, the Company had an outstanding note payable of $78,400 to NR Partners.

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

The Company's principal executive and financial officers have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of fiscal 2006 (the "Evaluation Date"). Based upon that evaluation, the Company's principal executive and financial officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

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

As of November 1, 2007, the Company through settlements has received stock certificates or lost stock certificate notarized resolutions representing a return of 15,692,338 shares, of which 750,000 shares have been cancelled and the balance of the shares are held in treasury. The Company plans to continue to pursue the return of all disputed shares for cancellation.

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

Capital Requirements

Without the proceeds of the Regent GLSC Offering, we will have only minimal capital with which to provide investments and will be limited in our operations. If the Regent GLSC Offering does not raise a substantial amount of funds, our capital may prove to be insufficient to permit substantial operations to commence, other than to a very limited extent. We may receive from the Regent GLSC Offering maximum net proceeds of $1,250,000, which we believe will be sufficient to implement our initial plan of operation. Less than the maximum amount may be obtained. If less than the maximum financing Regent GLSC Offering is not available to us, the Company will continue to seek investment capital but our activities may be materially and adversely affected.

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


ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

Through November 1, 2007, Regent GLSC Technologies, Inc. ("Regent GLSC"), a subsidiary of the Registrant, accepted purchase agreements in a total amount of $325,000 received under its private offering of shares of Regent GLSC Series A Convertible Preferred Stock (the "Regent GLSC Preferred Stock"). Pursuant to the purchase agreements, the subscribers acquired 65,000 shares of Regent GLSC Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000.00. Regent GLSC is continuing to raise capital through the sale of shares of the Regent GLSC Preferred Stock in $50,000 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for a period of 24 months after closing. Regent GLSC is continuing to market its private placement and Regent GLSC and the Registrant are exploring other avenues for raising capital.

In addition, 3,750 shares of common stock of Regent Technologies, Inc. was sold to GHI, Ltd. for $.40 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Extinguishment of debt

On September 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue 64,000 common stock shares, with a fair value of $3,840, to fully pay and settle its $64,000 note payable and $24,736 of related accrued interest. The difference between the fair value of the common stock shares to be issued and the carrying value of the note payable and accrued interest has been recognized as a gain on extinguishment of debt in the accompanying statement of operations. In addition, for the nine months ended September 30, 2007, $4,124 was recognized as gain following an adjustment to a previously expensed account payable.

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

    On April 26, 2007, the Company filed a Current Report on Form 8-K reporting that Regent GLSC Technologies, Inc. ("Regent GLSC"), a wholly owned subsidiary of the Registrant, accepted purchase agreements in a total amount of $150,000 received from four purchasers of its private offering of shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") at $5.00 per share. The Company also reported that Regent GLSC executed a stock purchase agreement in the amount of $1,000,000.00 for the acquisition of 385,356 shares of Series A Preferred Stock of MacuCLEAR, Inc. ("MacuCLEAR"), convertible on a non-dilutable basis into 20% of the common stock of MacuCLEAR for a period of 24 months after closing.

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

                                      REGENT TECHNOLOGIES, INC.

Dated: November 15, 2007              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer