Form 10KSB
period 2007-12-31
REGENT TECHNOLOGIES INC
filed 2008-04-01
CIK 319200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) - $5,000.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,657,456 shares common stock $.01 par value as of March 15, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB for first, second and third quarter of fiscal year.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Number                   Item in Form 10-KSB                            Page No.
------                   -------------------                            --------

   1     Description of Business                                             3

  1A     Risk Factors                                                        4

   2     Description of Property                                             6

   3     Legal Proceedings                                                   6

   4     Submission of Matters to a Vote of Security Holders                 6

   5     Market for Common Equity and Related Stockholder Matters            7

   6     Management's Discussion and Analysis for Plan of Operation          7

   7     Financial Statements                                               11

   8     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           25

  8A(T)  Controls and Procedures                                            25

   9     Directors, Executive Officers, Promoters and Control Persons       26

  10     Executive Compensation                                             28

  11     Security Ownership of Certain Beneficial Owners and Management     28

  12     Certain Relationships and Related Transactions                     30

  13     Exhibits and Reports on Form 8-K                                   30

  14     Principal Accountant Fees and Services                             31

         Signatures                                                         32

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

The terms "Company" and "Regent" when used herein mean Regent Technologies,
Inc.  and  its  subsidiaries.   Regent Technologies, Inc., formerly Regent
Petroleum Corporation, was incorporated under the laws of the  State  of
Colorado  on January  18,  1980.   In 1994, new management  redirected  the
Company's core business toward the development of emerging technologies and the shareholders voted to rename the Company at a meeting held on December 19, 1994. In 1994, the Company acquired SSB Environmental, Inc. (SSB), which was organized for the purpose of obtaining waste and landfill reclamation contracts. Effective January 1, 1996, the Company sold 81% of its interest in SSB. In September, 1996, the Company entered into a license agreement for the technology necessary to offer dialup access to the internet. During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. as a wholly owned subsidiary to market its Internet products to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet services to professionals and corporations. During the first quarter of 1998, the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. At the shareholders meeting on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the common stock of the Company. During 1999, the Company's subsidiary companies were divested in the ordinary course of business through sales in lieu of foreclosure due to the Company's creditors seeking repayment for delinquent debt and the inability to raise capital due to continuing operating losses. Effective January 1, 1999, the Company had re-entered the development stage. In 2003, new management initiated the process of reclaiming shares of stock issued in 1999 and 2000 without the delivery of adequate consideration to the Company. During 2005, management gained control of the necessary information for auditing the books and records of the Company in order to file delinquent SEC reports. As of the date of this Form 10-KSB, all SEC reports are current.

Recent Business Developments

During the first quarter, 2007, the Registrant initiated a new business strategy to create value for our stockholders by investing in business opportunities that have a unique technological advantage. Key elements of our business strategy include investing in businesses with: (1) the potential of outstanding earning power and good returns on equity; (2) experienced management; and (3) a business plan which demonstrates a high likelihood for success in a relatively short period of time. In March, 2007, the Company formed a Texas corporation as a wholly owned subsidiary named Regent GLSC Technologies, Inc. ("Regent GLSC"). Regent GLSC was formed to invest in the "global life science commercialization" process by working with inventors and innovative research teams focused on the commercialization of medical products. Regent GLSC's focus is the acquisition of equity in new product development and long-term participation in future income streams derived from new products marketed throughout the world. This strategy includes sitting on the boards of and shaping policy of the acquired interests to assure the highest prospect of return. Regent GLSC's initial entry was the purchase of a 10% ownership in MacuCLEAR, Inc. ("MacuCLEAR"), a company organized by Texas A & M University for the development of a treatment of the eye disease known as dry age-related macular degeneration. The equity ownership in MacuCLEAR was financed through the sale of preferred stock in Regent GLSC. See ITEM 6 - Management's Discussion and Analysis for Plan of Operation" for the details and status of the MacuCLEAR investment.

Employees

The Company currently has one full-time employee. The Company also utilizes outside professionals with the number varying according to project requirements.

Transfer Agent

On December 28, 2007, the Company appointed Securities Transfer Corporation as the Transfer Agent to handle securities transactions for the Company.
The address for Securities Transfer Corporation is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

ITEM 1A - RISK FACTORS

Risk of Limited Operating History

Regent GLSC is a newly organized venture. Although management has extensive experience in the industry and management of secured assets, there can be no assurance that the Company will be profitable or that the Company's business will be successful in the future. To date the Company has no revenues from operations and no assets and the Company's auditors have prepared the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Risks Related to Improper Assessment of the Acquired Asset's Estimated Value

Evaluations of new technologies and invention groups are based on best effort investigation of the research focus, the team strength and the potential market
prospects.   In this regard, the recovery of  the amount advanced, as well as realization of a profit on marketing or licensing of a new product is dependent on the initial assessment or appraisal of the invention's estimated value. No assurance can be given that such appraisals will in any or all cases, be accurate. Also, since an appraisal fixes its value at a given point in time, subsequent events could adversely affect the prospect of financial recovery. Such subsequent events may include nationwide, statewide or local economic, demographic, regulatory, medical or other technical and pharmaceutical developments. Denial of FDA approval, an unforeseen ill effect of the formulation or unwillingness of medical practitioners to employ the new drug or medical device could adversely affect the value of a particular investment. The Company will not necessarily be able to predict with any certainty whether any of these events will occur after an investment is made. Improper assessment of the market value of the invention can result in reduced marketability of the asset and resale of the asset for an amount less than the amount advanced. Although the skill of the Company management team lead us to believe that it can expertly identify and evaluate innovations, no assurances can be given that such innovations will produce a profit.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Offices

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by a former officer of the Company and as of 2004 by a business associate. The fair rental value of this space provided was not and is currently not material. Management believes that the Company will establish formal office space in 2008.

ITEM 3 - LEGAL PROCEEDINGS

During 2001, stockholder David Nelson initiated a lawsuit against the Company and management of the Company for issuing shares of common stock without consideration. The case was ordered for mediation and on February 27, 2003, the case was settled with former management concurring that 7,331,504 shares were issued without consideration and should be cancelled. Also, as part of the mediation settlement, it was agreed that certain shares previously owned by the father of the President, Richard Straza and the Straza family members and legal entities (the Straza Shares) would be returned and cancelled and that the Company would be indemnified against claims arising from the Straza Shares.

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled. At December 31, 2007, the Company settled the remaining claims resulting in the cancellation of the recovery of 14,929,838 shares of common stock of Registrant.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented for a vote to the shareholders of Regent.

                                 PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the "pink-sheets" under the symbol "REGT." For the period ended December 31, 2007, security dealers did not report high and low bid quotations. The Company's stock has traded in a range of $.0001 and $.1875 for the years ended December 31, 2007 and 2006.

The  Company has not declared any cash dividends on its Common Stock since
its inception.   The  Company  currently intends to retain any future
earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of
December 31, 2007,  the  approximate  number  of  record  holders  of   the
Company's Common Stock was 2,100.

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

Plan of Operation

As a development stage company, we have focused on the identification, acquisition and development of new technologies and products which we believe believe have the potential for commercialization. We conduct our operations through our subsidiary, Regent GLSC Technologies, Inc. ("Regent GLSC"). The Company expects to form one or more additional subsidiary companies for future operation. Our strategy is to initially acquire rights to technologies and products that are being developed by third parties and are at or near the final stages of commercialization. We do not plan to limit the scope of our subsi-diary operations and are currently considering investments in new technologies related to the exploration of oil and gas, renewable energy and environmental reclamation.

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


  Global life science commercialization - GLSC

Many factors are raising significant new opportunities in the development of innovative products for dealing with human health and well-being. One of the noticeable stimulants to recent medical innovation arises from remarkable advances in knowledge within the fields of biotechnology and nanotechnology. However, perhaps the most profound force confronting the industry today is the demographic shift that the US and other developed nations are experiencing. Aging populations in this country, Japan and Europe in particular, are expected to double demands on medical and health-care institutions and related products over the next decade. A third major force, particularly behind the development of new pharmaceuticals related to aging, is the large grouping of branded drug patents that will be expiring in the next few years.

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

  Regent GLSC Technologies, Inc.

The Company formed Regent GLSC Technologies, Inc. as a subsidiary for the purpose of participating in the global life science commercialization process. The mission of Regent GLSC is to identify high-prospect and high-profit candidates in the life science industry for near-term commercialization. The strategy of Regent GLSC is to secure advantage gained from exceptional opportunities emerging from new conditions in the pharmaceutical industry and from unique developments in medical science. Despite the sizeable funds directed by major pharmaceutical and technology companies for the development of new drugs and medical devices, many of the most significant advances in those products are being made by independent and university-based research teams. In those instances, very attractive opportunities arise particularly for investment groups served by entrepreneurial teams. Most academic and independent researchers capable of focusing on innovative work are not well suited for capitalizing and preparing their products for either licensing or direct marketing. Great benefits are gained by the research team that chooses to join forces with a funding and development group such as Regent GLSC which is able to implement business plans and marketing strategies suited for the medical industry. On April 17, 2007, Regent GLSC acquired its initial entry into the GLSC market with the purchase of shares of Convertible Preferred Stock of MacuCLEAR, Inc. through the issuance of Regent GLSC Preferred
Stock (Note 2.).

  About MacuCLEAR, Inc.

MacuCLEAR, Inc. was formed by Texas A & M University as a drug discovery and development company focused on treating disorders of the eye. MacuCLEAR has the exclusive license for a platform technology for preventing the progression of Age Related Macular Degeneration ("AMD"). Specifically MacuCLEAR has licensed a proprietary treatment for the "Dry" form of AMD from Texas A & M University. MacuCLEAR has the exclusive license for a technology preventing the progression of Age Related Macular Degeneration ("AMD") with the potential of reversing the effect of AMD. Specifically MacuCLEAR has licensed a proprietary treatment for the "Dry" form of AMD. The solution is delivered in eye drop form to restore choroidal blood flow and control inflammation in the macula. The core component of this novel solution has been used clinically in other applications and is known to be safe. Therefore, MacuCLEAR is eligible for an abbreviated FDA approval process. AMD is the leading cause of blindness for people over the age of 50. There are an estimated 1.8 Million new cases of "Dry" and 200,000 "Wet" each year. These numbers double for global estimates. The total U.S. market potential is $18 billion based on current market for treatments for the 10% who have wet AMD. The potential MacuCLEAR revenues are $1.5 billion in five years from licensing fees, milestone payments and royalties.

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

As of December 31,2007, the Company had a cash balance of $20. The Company has financed its operations primarily through cash on hand and stock issuances during the fiscal years ended 2007 and 2006.

Net cash flows used in operating activities was $29,755, for the fiscal period ending December 31, 2007 compared to net cash flows used of $16,469 for the same period in 2006, primarily due to costs related to the Regent GLSC formation and the Regent GLSC investments. The Company intends to seek additional funds from shareholders and third parties to finance the Company's operations.

Net cash provided by financing activities was $379,600 for the fiscal period ending December 31, 2007, compared to $16,100 for the same period in 2006. The Company has financed its operations primarily from stock issuances. Regent GLSC raised $325,000 of capital through the sale of 65,000 shares of it Series A Convertible Preferred Stock received under an initial closing on April 18, 2007 with subsequent closings through February 20, 2008.

The Company is not performing any product research and development at this time and it is not expected to purchase equipment or incur significant changes in the number of employees.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the periods ended December 31, 2007 and 2006, the President and directors provided services to the Company for no cash compensation.
On November 26, 2007, the Board of Directors approved Restricted Stock Awards for each Director as partial consideration for service as Directors of the Company and a Company subsidiary. Each grant is for up to 500,000 shares of the Company's restricted common stock issued as Rule 144 securities. The grants will vest over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President and 347,223 shares to the remaining Directors.

The Company's administrative office is located at 6727 Hillcrest Ave., Suite E, Dallas, Texas, 75205. These premises are owned by a private corporation controlled by an investor in the Series A Preferred Stock of Regent GLSC. The Company does not pay monthly rent.

The Company has borrowings under notes payable to NR Partners, a partnership of which the President and a director, David Ramsour, are the partners. The notes have a maturity of December 31, 2008 with a maximum of $100,000. The notes bear interest at the rate of eight and one half percent per annum. The borrowings have been used to pay expenses related to professional and transfer agent fees. At December 31, 2008, the Company had an outstanding note payable of $89,800 to NR Partners. In addition, the Company borrowed $5,000 from Phil Ralston on similar terms and conditions as the NR Partners note.

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

ITEM 7 - FINANCIAL STATEMENTS

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc. and Subsidiary
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Regent Technologies, Inc. and Subsidiary, (the Company) (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, and for the period January 1, 1999 through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2007, and the results of their operations and cash flows for the years ended December 31, 2007 and 2006, and for the period January 1, 1999 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Turner, Stone & Company, L.L.P.
----------------------------------
March 30, 2008

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2007


                                     ASSETS

CURRENT ASSETS
  Cash in bank                                                          $       20
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                            20

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

Investments in affiliate                                                   392,956
                                                                         ---------
TOTAL ASSETS                                                            $  392,976
                                                                         =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable, trade                                              $   36,170
   Accounts payable, stockholder                                            10,000
   Note payable, related parties                                            94,800
   Accrued interest payable                                                  8,277
                                                                         ---------
      Total Current Liabilities                                            153,747
                                                                         ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.10 par value, 1,000,000
     shares authorized, 65,000 shares issued and
     outstanding, Regent GLSC Technologies, Inc.                           325,000
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 5,657,456 shares
     issued and outstanding                                                 56,575
   Paid-in capital in excess of par                                      3,351,545
   Accumulated deficit (including $141,392
     accumulated since reentering the development stage)                (3,489,391)
                                                                         ---------
     						                           243,729
                                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $  392,976
                                                                          =========


 The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2007


						  				        Cumulative
                                                                                     Since Re-entering
                                                                                     Development Stage
                                                    2007                2006          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                          $       -          $       -           $       -

Operating expenses:


  General and administrative                         47,393              22,916             272,637
  Interest                                            6,285              10,001              34,397
                                                   ---------           ---------           ---------
Operating loss                                     ( 53,678)           ( 32,917)           (307,034)
                                                   ---------           ---------           ---------

Gain on extinguishment of debt                       19,665              85,907             124,186
Gain on sale of investment                           41,456                   -              41,456
                                                   ---------           ---------           ---------
Income (Loss) before income taxes                     7,443              52,990            (141,392)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Net income (loss)                                 $   7,443           $  52,990           $(141,392)
                                                  =========           =========           =========

Net income (loss) per common share:               $       -           $     .01
                                                  =========           =========

Weighted average share outstanding                5,657,456           4,832,317
                                                  =========           =========


  The accompanying notes are an integral part of the consolidated financial statements.



                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2007

XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
                                    Preferred Stock                 Common Stock                                          Total
                               -----------------------       -----------------------      Additional                  Stockholders'
                                  Issued                        Issued                       Paid-In      Accumulated      Equity
                                  Shares      Par Value       Shares        Par Value      Capital        Deficit       (Deficit)
                                  ------      ---------       ------        ---------      -------       --------       ---------

Balance at January 1, 1999             -            -     3,643,693       $  36,437       $3,148,871    $( 3,347,999)  $(  162,691)

Issuance of common stock in
  exchange for services
  at $.10 per share                    -            -        50,000             500            4,500               -         5,000

Issuance of common stock upon
  conversion of notes payable
  at $.11 per share                    -            -     1,800,000         18,000           172,000               -       190,000

Issuance of common stock with
  failed consideration                 -            -    50,877,713        508,777       (  508,777)               -             -

Net loss for 1999                      -            -             -              -                -      (   125,005)   (  125,005)

Issuance of common stock for
  settlement of lawsuit
  at $.10 per share                    -            -       140,000          1,400           12,600                -        14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                        -            -   (36,046,209)      (360,462)         360,462                -             -

Net loss for 2000                      -            -             -              -                -      (    19,938)    (  19,938)

Net loss for 2001, 2002 and 2003       -            -             -              -                -                -             -
                                                         ----------       --------        ---------       ----------   ----------
Balance at December 31, 2003           -            -    20,465,197      $ 204,652       $3,189,656     $( 3,492,942)   $(  98,634)

Net loss for 2004                                                 -              -                -      (     7,936)    (   7,936)
                                                         ----------       --------        ---------       ----------    ----------
Balance at December 31, 2004           -            -    20,465,197      $ 204,652       $3,189,656     $( 3,500,878)   $( 106,570)

Issuance of common stock with
  failed consideration returned
  and cancelled                        -            -   (  750,000)      (  7,500)           7,500                 -             -

Cancellation of Treasury Stock         -            -   (   42,876)      (    429)             429                 -             -

Net loss for 2005                      -            -            -              -                -       (    48,946)       48,946)
                                                        ----------       --------        ---------       ----------     ----------
Balance at December 31, 2005           -            -   19,672,321      $ 196,723       $3,197,585      $( 3,549,824)  $   155,516)

Issuance of common stock for debt
  settlement at $.06 per share         -            -       64,000            640            3,200                           3,840

Net income for 2006                    -            -            -              -                -           52,990         52,990
                                                       -----------       --------        ---------       ----------      ----------
Balance at December 31, 2006           -            -   19,736,321      $ 197,363       $3,200,785     $( 3,496,834)   $    98,686)

Issuance of subsidiary
   preferred stock                  65,000  $ 325,000            -              -                -                -        325,000

Issuance of common stock at $.40
  per share as partial
  consideration under GHI, Ltd.
  - MacuCLEAR sale transaction           -          -        3,750             38            1,462                -          1,500

Issuance of common stock with
  failed consideration returned
  and cancelled                          -          -  (14,429,838)     ( 144,298)         144,298                -              -

Return and cancellation of
  common stock for debt
  settlement with Woody, Inc.            -          -     (500,000)        (5,000)           5,000                -              -

Issuance of restricted stock
  awards to directors at
  $.01 per share                         -          -      847,223          8,472                -                -           8,472

Net income for 2007                      -          -            -              -                -     $      7,443           7,443
                                    ------- ---------    ----------      --------        ---------       ----------      ----------

Balance at December 31, 2007        65,000  $ 325,000    5,657,456      $  56,575       $3,351,545     $( 3,489,391)        243,729
                                    ======  =========   ==========       ========        =========       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2007

               					  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2007               2006          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   7,443           $  52,990          $ (141,392)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable              ( 19,665)           ( 85,907)           (124,186)
     Gain from sale of investment                              ( 41,456)                  -            ( 41,456)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             8,472                   -              13,472
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                     10,065               6,647              46,348
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                              5,386               9,801              43,013
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 29,755)           ( 16,469)           ( 69,780)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                                     (350,000)                  -            (350,000)
                                                              ---------           ---------           ---------
        Net Cash Used in Investing Activities                  (350,000)                  -            (350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                         325,000                   -             325,000
  Proceeds from note payable - related party                     54,600              16,100              94,800
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities               379,600              16,100             419,800
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                    (155)               (369)                 20

Cash At Beginning Of Period                                         175                 544                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $      20           $     175           $      20
                                                              =========           =========           =========


                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $   3,840           $ 193,840

    Common stock issued for director stock awards             $   8,472           $       -           $  13,472

    Common stock returned in failed consideration
    and debt settlement                                       $ 149,298           $       -           $ 509,760

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $ 150,000           $       -           $ 150,000

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $ 148,500           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $   1,500           $       -           $   1,500



The accompanying notes are an integral part of the consolidated financial statements.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Regent Technologies, Inc., (the Company) formerly Regent Petroleum Corporation, was incorporated on January 18, 1980, in the state of Colorado for the purpose of exploration and development of oil and gas properties in the United States. Activities of the Company up to 1992 were primarily organizational and included the issuance of equity capital and the acquisition of developed and undeveloped oil and gas properties that included the formation of Earth Minerals, Inc. in 1991, which was later renamed Regent Industries, Inc. In 1994, the Company redirected its core activities and acquired SSB Environmental, Inc. (SSB), which was organized for the purpose of obtaining waste and landfill reclamation contracts. Effective January 1, 1996, the Company sold 100% of Regent Industries and 81% of its interest in SSB. In September, 1996, the Company entered into a license agreement for the technology necessary to offer dialup access to the Internet. During the fourth quarter of 1996, the Company organized Regent TEL1 Communications, Inc. as a Nevada corporation and a wholly owned subsidiary to market its Internet products and services primarily to consumer markets. In the third quarter of 1997, the Company acquired ConnecTen, L.L.C. as a wholly owned subsidiary to market its dedicated Internet access services to professionals and corporations. During the first quarter of 1998, the Company acquired Channel Services, LC, to expand its telecommunications products to include wireless telephone services. The acquisitions of ConnecTen and Channel Services were accounted for under the purchase method of accounting. During the first quarter of 1998, the Company organized Regent Digital Imaging, Inc. to offer digital printing and prepress services with access available via the Internet. Effective January 1, 1998, the Company in the ordinary course of business divested its ownership in all subsidiary companies and re-entered the development stage.

Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to grow our business operations and assume material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing.
We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for the years 1999 through 2007 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

Subsidiary formation

On March 6, 2007, the Company completed the formation of a new Texas corporation as a wholly owned subsidiary operating under the name Regent GLSC Technologies, Inc. ("Regent GLSC"). Regent GLSC was formed to participate in the "global life science commercialization" process by working with inventors and innovative research teams focused on the creation of emerging medical products. Regent GLSC's focus is the acquisition of equity in new product development and in future income streams derived from new products marketed domestically and throughout the world. Full attention is paid to the speed of regulatory approval, to the status of the product market, and to prospects of competition that might be encountered in the market. Specific attention is paid to investing in product groups which have no known rival. In some cases, licensing agreements will lead to ownership retention of the original development company. In others, licensing agreements may lead to public stock offerings or to the complete sale of the development company to an interested suitor. The strategy includes sitting on the boards of and shaping policy of the acquired interests to assure the highest prospect of success.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

Principles of consolidation

The accompanying consolidated financial statements include the general ledger accounts of the Company and its wholly owned subsidiary, Regent GLSC Technologies, Inc. All intercompany account balances have been eliminated in the consolidation.

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

On December 31, 2007, the Company entered into a settlement agreement whereby the former transfer agent agreed to settle a disputed accounts receivable with the Company in the amount $29,666 for a cash payment of $10,000. As a result of the settlement, the Company realized a gain of $19,665. The $10,000 was funded through monies borrowed under promissory notes (Note 4).

Cash and cash flows

For purposes of the consolidated statements of cash flows, cash includes demand deposits and time deposits with original maturities of less than three months. None of the Company's cash is restricted. Also, no taxes were paid during each of the years ended December 31, 2007 and 2006 and for the period January 1, 1999 through December 31, 2007. During the years ended December 31, 2007 and 2006 and for period January 1, 1999 through December 31, 2007, interest paid totaled $400, $200, and $0, respectively.

Settlements and receivable and allowances for uncollectible amounts

The Company's settlement and receivable (Note 6) represent a remaining principal balance that had not been collected at the balance sheet date for 2006. This re-ceivable was considered past due based upon applicable facts and circumstances. At December 31, 2006, the balance of this receivable was reduced by an allowance for uncollectible amount of $12,892, so that it is reflected in the accompanying financial statements at its net realizable values of $0 determined from amounts actually collected previously.

Investments in affiliates

The Company considers estimates regarding fair value of the Company's investment in preferred stock of MacuCLEAR, Inc. to be a critical accounting policy that requires significant judgments, assumptions and estimates use in the preparation of their financial statements.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

On April 17, 2007, Regent GLSC invested $200,000 cash and issued notes payable for the purchase of 8% convertible preferred stock of MacuCLEAR, Inc. The amount of MacuCLEAR 8% convertible preferred stock owned by Regent GLSC at December 31, 2007 is convertible into a minority interest of MacuCLEAR common stock. The pre-ferred stock is accounted for as an investment in equity securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gave the Company a non-dilutable conver-sion right two years after the date of investment. The securities are not held for trading purposes and are therefore by default and definition, classified as available-for-sale. There are no definitive marketplace indicators of value that management can use to determine the fair value of the investment in MacuCLEAR. Management concluded that the estimated fair value of the securities at December 27, 2007 had not changed from their cost based on quantitative analysis which considered MacuCLEAR's potential future operating results under a variety of conditions and consideration of various qualitative factors. Management's assessment considered that there have been no significant changes in the prospects of MacuCLEAR's business since the original investment and the decision to make a follow-on investment. As a result, there were no gains or losses recorded in other comprehensive income for the investment in MacuCLEAR for the 2007 fiscal period.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of fiscal 2008. The Company expects the investment in MacuCLEAR to be measured for fair value based on observable inputs and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity may be significant. See Note 5.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2007 and 2006, depreciation expense totaled $0 for each period, and for the period January 1, 1999 through December 31, 2007, the depreciation total was $3,762.

Net income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing the net income (loss) (numerator) by the weighted average number of common stock shares outstanding (denominator). There are no material dilutive securities; therefore, no dilutive per share amounts are reflected. For the years ended December 31, 2007 and 2006, basic income (loss) per common share amounts are based on 5,657,456 and 4,832,317, respectively, weighted average shares of common stock outstanding.

Unfiled Federal Tax Returns

Since 1998, the Company has not filed any federal tax returns as a result of the dormant period until 2003 and the continuous losses and net loss carryforwards. When such filings are made the Company may be subject to failure to file penalties. No provisions have been made in the financials statements for such penalties, if any.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

Recent Accounting Pronouncements

During the year ended December 31, 2007, there were several new accounting pro-nouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 160, Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No.51. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Com-pany's financial position or operating results. In the opinion of management, this statement will have no material effect on the financial statements of the Company.

In December 2004, the FSAB issued SFAS No. 123R, "Share-Based Payments," re-vising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment trans-actions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results (Note 6).

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of settlements and note receivable are based on management's assessment of net realizable value and its allowance for uncollectible amounts (see above). The estimated fair values of accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the notes payable also approximates its carrying values because their terms are comparable to similar lending arrangements in the marketplace. At December 31, 2007 and 2006 and for the period January 1, 1999 through December 31, 2007, the Company did not have any other financial instruments.

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

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

In July, 1995, the Company designated 10,000 shares as Series A Redeemable Preferred Stock for which no shares were issued and the designation expired in December, 1998. No other series, rights or privileges have been designated with respect to the preferred stock shares. Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors. On March 4, 1998, the shareholders approved a 1 for 6 reverse split of the common stock of the Company. All share and per share amounts were retroactively restated in the accompanying financial statements.

On June 29, 1999, the Company entered into a Stock Purchase Agreement with the Straza Family Limited Partnership, a partnership managed by the father of the Company's former President, Richard Straza, for stock options and shares of restricted common stock in exchange for the assignment of notes receivable for $1,100,000 to the Company. Although the transaction was never formally closed as provided for in the agreement, on July 30, 1999, the Company issued 36,046,209 shares of restricted common stock. The notes receivable were never assigned to the Company, and on April 5, 2000, the shares were returned to the Company and cancelled. The stock options were not issued at any time and the Stock Purchase Agreement was voided. The shares outstanding were further reduced from the return of 500,000 shares as settlement of a note receivable with Woody, Inc. (Note 6) and the return of 14,429,838 shares from litigation, all of which have been cancelled (Note 3). The returned shares represent most of the shares that were issued in 1999 and 2000 without consideration and Board approval. Because these shares were issued for no value and because the value at the return dates was nominal, no gain or loss is reflected in the Company's statement of operations. The shares outstanding also include 64,000 shares issued in 2006 under a settlement and extinguishment of a debt outstanding (Note 4).

As of December 31, 2007, 5,657,456 shares of common stock are outstanding.
This is an increase over the prior year due to the sale of 3,750 shares as part of the GHI, Ltd. transaction (Note 6) and the Director Stock Awards (Note 7).

Subsidiary Preferred Stock

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000.00 received from four purchasers of a private offering of shares of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000 in $50,000 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for a period of 24 months after the initial closing of sales of MacuCLEAR Preferred Stock on April 17, 2007. Regent GLSC has accepted Preferred Stock purchase agreements from additional investors in the total amount of $225,000. Regent GLSC closed the offering after a sale to two investors for a total of $50,000 during the first quarter of 2008 (Note 9).

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

3.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by an officer of the Company and as of 2004 by a business associate otherwise unrelated to the Company. The fair rental value of this space provided was not and is currently not material. At December 31, 2007 and 2006 and for the period January 1, 1999 through December 31, 2007, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

During 2001, stockholder David Nelson (President of the Registrant beginning in 2003) initiated a lawsuit against the Company and management of the Company for issuing shares of common stock without consideration. The case was ordered for mediation and on February 27, 2003, the case was settled with former management concurring that 7,331,504 shares were issued without consideration and should be cancelled. Also, as part of the mediation settlement, it was agreed that certain shares previously owned by the father of then President, Richard Straza and the Straza family members and legal entities (the Straza Shares) would be returned and cancelled and that the Company would be indemnified against claims arising from the issuance of the Straza Shares.

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares and the Straza Shares should be cancelled. On September 18, 2006, the Company reached a settlement with W. T. Skip Leake, whereby he effectively agreed to return 900,000 shares. As of December 31, 2007, 29 defendants had returned stock certificates representing 12,362,840 shares and returned lost certificate resolutions representing 2,771,832 shares, all of which have been cancelled. Effective with the filing of this annual report, the Company has filed a for a default judgment on one defendant.

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

During the third quarter, 2005, the Company borrowed $22,100 under a note payable to NR Partners, a partnership of which the President is a partner and Director David Ramsour is a partner. The note payable is a promissory note for a maximum amount of $100,000 due on or before July 31, 2008 with interest at the rate of eight and one half percent. The funds were used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. During 2007, the Company has had additional borrowings under the note payable for a total outstanding at December 31, 2007 of $89,800. On December 28, 2007, the Company borrowed $5,000 under a promissory note to Director Phil Ralston, which note is due and payable on or before December 31, 2008.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

5.      INVESTMENTS IN AFFILIATES

MacuCLEAR, Inc. investment

On April 17, 2007, Regent GLSC executed a purchase agreement in the amount of $1,000,000 for the acquisition of 385,356 shares of Series A 8% Preferred Stock of MacuCLEAR, Inc. ("Preferred Stock"), convertible on a non-dilutable basis into 20% of the common stock of MacuCLEAR, Inc. for a period of 24 months after closing. Regent GLSC acquired its interest through the payment of $200,000 cash and the execution of a no interest, nonrecourse promissory note in the amount of $800,000. The principal of this note was payable in two installments. A payment of $300,000 was tendered on June 29, 2007, and the second payment of $500,000 was due on or before September 30, 2007. Upon a mutual agreement, the Board of of Directors of MacuCLEAR voted effective September 30, 2007, to release Regent GLSC from the second installment without default or recourse and Regent GLSC's right to purchase an additional 192,678 shares of MacuCLEAR Preferred Stock was terminated. The source of the payment of the $500,000 paid for the 192,678 shares of MacuCLEAR Preferred Stock was $325,000 from the sale of 65,000 shares of Regent GLSC Series A Convertible Preferred Stock (Note 3) and $50,000 from NR Partners under a promissory note (Note 4). Since the imputed interest amount on the discounted note due September 30, 2007, was immaterial, no interest amount was recorded and following cancellation of the note.

Sale of investment - GHI, Ltd.

On June 29, 2007, Regent GLSC sold 41,250 MacuCLEAR Preferred Stock shares and 3,000 shares of Company common stock to GHI, Ltd. ("GHI") for $150,000. Each share of MacuCLEAR Preferred Stock was sold for $3.60 per share and each share of common stock of Registrant was sold for $.40 per share. A gain of $41,456 was recognized for the investment sale. As of December 31, 2007, Regent GLSC holds title to 151,428 shares of MacuCLEAR Preferred Stock, of which 62,620 shares are beneficially held for the Regent GLSC Preferred Stock holders.

6.  	RELATED PARTY TRANSACTIONS

Settlements with former officers

During June, 1999, the Company executed settlement agreements with the Chairman, President, General Counsel and the Chief Technical Officer to terminate each of their employment contracts and the deferred compensation amounts due thereunder. The Company issued 50,000 shares of restricted common stock to the General Counsel in payment of deferred compensation, $5,000 of which was paid by the Company by the issuance of these shares and the remainder of which was assumed by the former Chairman in connection with the Company's divestiture of its subsidiaries. In addition, the Company released the Chief Technical
Officer from his contract in exchange for the stock grant thereunder. Pursuant thereto, 42,876 shares of restricted common stock were returned to the Company and in 2005 were cancelled.

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

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

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

Note receivable (Woody, Inc.)

In 1998, the Company received a $67,000 non-recourse promissory note from Woody, Inc., a corporation wholly owned by a stockholder, in exchange for 100% of the shares of the stock of Tel1 Communications, Inc. The note bears interest, which is payable annually on December 28th, at 6.0 percent, was due on December 28, 2003 and is unsecured. No interest or principal has been paid on this note and it has been considered in default. Effective July 31, 2006, Woody, Inc. returned 500,000 shares of common stock of the Company as full payment and settlement of this note. As discussed in Note 1 (Settlement and note receivable and allowance for uncollectible amounts), since this note was fully reduced by an allowance for uncollectible amounts and no value was assigned to the shares, no gain or loss was reflected in the Company's statement of operations.

Sale of investment (GHI, Ltd.)

As an inducement for GHI, Ltd. to enter into the purchase of 41,250 shares of MacuCLEAR Preferred Stock from Regent GLSC, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR as a security in the event of damages, if any, resulting from Regent GLSC's default in the final payment on the promissory note to MacuCLEAR. Effective September 30, 2007, the security interest was released and the sale to GHI, Ltd. finalized following the termination of the MacuCLEAR promissory note without default as approved by the Board of Directors of MacuCLEAR.

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

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

Restricted stock awards

In December 2007, the Company entered into restricted stock award agreements with its directors under which it may be required to issue up to 2,000,000 shares of common stock, 500,000 shares to each director. The restricted stock awards vest over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President and 347,223 shares to the remaining Directors. The remainder vests in increments of 75,000 shares on June 30 and December 31 of each year beginning in 2008. The Company has valued the restricted stock grant at $2,000 for tax purposes, being the value of the shares on the day the agreement was completed. The Company has valued the shares for book purposes at $20,000, being the par value of the stock.
The total cost of the restricted stock grant will be recognized in the consolidated statement of operations over an estimated period of 3 years.
For the period ended December 31, 2007, $8,742 has been recognized as compensation expense.

8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007 the Company had a deferred tax asset totaling approximately $440,200, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,294,700 and the allowance for uncollectible settlements and note receivable, which will expire through 2025. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2007 and 2006 and for the period January 1, 1999 through
December 31, 2007 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/07                  12/31/06           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit computed
     at statutory rate				$   2,531               $   18,017              $ ( 48,073)
State income taxes                                    372 	             2,650		  (  7,070)
Expiration of NOL Carryforward                          -                        -                       -
Increase (decrease) in valuation allowance         (2,903)                ( 20,667)               ( 55,142)
                                                 --------                 --------                --------
                                                $       -                $       -               $       -
                                                 =========                =========               =========



                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2007, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.

						 2007
						 ----
	Deferred tax assets:
	  Net operating loss carry forward   $ 440,200
	  Allowance for doubtful accounts            -
	Less valuation allowance              (440,200)
					      ---------
                                                     -
	Deferred tax liabilities:
	  Depreciation differences                   -
                                              ---------
	Net deferred tax assets              $       -
                                              =========


9.  	SUBSEQUENT EVENTS

Sale of investment and subsidiary preferred stock

On February 20, 2008, Regent GLSC sold 10,000 shares of Regent GLSC Preferred Stock for $5.00 per share as the final sale under the offering originated on April 17, 2007. In addition, effective March 7, 2008, Regent GLSC sold 25,000 shares of MacuCLEAR Preferred stock for $100,000.

Loan payment - related parties

During February, 2008, the Company made payments toward the promissory note of NR Partners totaling $86,520.90 in principal and $8,760.01 in interest.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T) - CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Management's report on Internal Control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15f under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control
- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

                                PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors of the Company and their respective ages as of December 31, 2007 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
David A. Nelson             59        June, 2003            MacuCLEAR, Inc.
Philip G. Ralston           62        June, 2007            MacuCLEAR, Inc.
David L. Ramsour            66        June, 2007                 None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
David A. Nelson             59       President, CEO             June, 2003
David L. Ramsour            66         Secretary            December, 2007

David A. Nelson started his professional career with Republic National Bank of Dallas in 1972. After four years, he received a leave of absence from Republic to enter law school and returned to the bank in the Trust Department. Mr. Nelson left the bank in 1983 as a Vice President after serving in the Trust Department and the Metropolitan Lending Division. Beginning in 1983, Mr. Nelson entered the practice of law in the energy business and remained active in the energy business through 1992. From 1989 to 1992, he was the Chairman and CEO of a public oil and gas company. He presided over the expansion of oil and gas proven reserves for four consecutive years, and the company's first three years of profitability in ten years of previous operations, increasing revenues from $15,000 per month to $2.5 million annually. From 1992 through 1998, Mr. Nelson was President of Regent Technologies, Inc. during which time Regent was active in the internet services and connectivity business. In 1998, Regent's internet assets were acquired by Allegiance Telecom, a NYSE company and Mr. Nelson returned to the financial services business. From 1999 to September 2001, Mr. Nelson was President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company and a subsidiary of the Baptist Foundation of Texas. During this same period, he served as a Senior Vice President of the Foundation with responsibility for charitable gift consulting and trust administration. Since 2002, he has been active in the areas of alternative investments, private capital formation and investment management. In 2003, he was elected President and CEO of Regent. At the end of 2007, Mr. Nelson became a full-time employee of the Company.

Mr. Nelson is a graduate of Baylor University with a BA degree in Mathematics in 1969 and a Juris Doctor degree from Baylor Law School in 1978. In 1971, he completed a Master of Computing Sciences degree from Texas A&M University.
Mr. Nelson has been a licensed attorney in the State of Texas since 1978, and in 2004 earned the ACCREDITED INVESTMENT FIDUCIARY professional designation, awarded by the Center for Fiduciary Studies in association with the University of Pittsburgh.

Philip G. Ralston has spent thirty plus years in the life science industry as a senior executive, inventor, company founder, venture capitalist, and business coach. Phil received a solid foundation in product development and technology commercialization at Baxter Healthcare, as Director of Biomedical Engineering, a corporate level group focused on strategic projects that advanced the state-of-the-art. A proven team builder, he was known for his "teamthink" approach to developing people and started several programs to accelerate team-based product commercialization. Since leaving Baxter, Mr. Ralston has started four companies, has been the senior operating executive of two midsize medical device companies, and for the last decade has been a business coach for several Fortune 500, mid-size and start-up clients. He has significant hands-on knowledge and experience in all facets of operations and marketing for pharmaceutical, biotechnology and biomedical products from start-ups to mature manufacturing entities. Phil has operated successfully in public, private and non-profit organizations. He holds 18 patents on various medical products, including drug delivery, monitoring and cardiovascular devices. Phil has proven himself highly effective in assessing risk and viability probability for start-up life science companies and products.

Mr. Ralston has a Master of Business Administration from the Kellogg School of Management at Northwestern University, and a Bachelor of Science Degree in Chemistry from Brigham Young University. He is a charter board member of the Medical Device Manufacturers Association and currently serves on the advisory board of the Houston Technology Center and Medici Biomedical Development Center.

David L. Ramsour, PhD, has served as a financial and economic strategist for the past 35 years. He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares. Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist. At the Bank of Hawaii, Dr. Ramsour headed the Bank's division assessing Fed policy, rates and credit and investment conditions in the US, Europe, Asia and the Pacific, and provided portfolio, market and project feasibility counsel for the Bank and its clients. Aside from helping formulate credit and risk strategies for the Bank, his work involved consulting with client investor groups from both Asia and the US and advising federal, state and Pacific Island government bodies on industrial, monetary and fiscal policies. Dr. Ramsour left Bancorp Hawaii in 1995 to begin work on behalf of the Governor of Guam in the development of extensive industrial restructuring of the Territory's harbor and shipyard resources. Over the ensuing years, he has worked as a consultant to a great number of US, Pacific and Asian corporate and government enterprises and has spoken to international conferences there and in Europe. Dr. Ramsour also served on various task forces and policy committees including three-terms as a member of the American Bankers Association Council of Economic Advisors in Washington, DC.

Dr. Ramsour is a graduate of Baylor University with a BA and Master's degree.
He was a recipient of graduate fellowships for study at the American University of Beirut and Columbia University. In 1976, he received his PhD in international finance from the University of Texas at Dallas. He has subsequently obtained other financial and professional designations for his work in financial management.

Section 16(A) Beneficial Ownership Reporting Compliance

During the 2007 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

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

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------

David A. Nelson,     2007    $*         0.00     0.00      5,000.00      0.00       0.00        0.00
President, CEO	     2006    $*         0.00     0.00          0.00      0.00       0.00        0.00
                     2005    $*         0.00     0.00          0.00      0.00       0.00        0.00

Philip G. Ralston,   2007    $*         0.00     0.00      1,305.56      0.00       0.00        0.00
Director

David L. Ramsour,    2007    $*         0.00     0.00      1,166.70      0.00       0.00        0.00
Director, Secretary

Douglas R. Baum,     2007    $*         0.00     0.00      1,000.00      0.00       0.00        0.00
Regent GLSC Director


----------
*    No compensation.



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

As of December 31, 2007, there are 5,657,456 shares of Common Stock issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.


Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       David A. Nelson                   (1)  2,464,799        43.57%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Philip G. Ralston, Jr.            (2)    130,556         2.31%
                   3417 Grand Mesa Drive
                   Plano, TX 75025

Common Stock       David L. Ramsour                  (3)    116,667         2.06%
                   6807 Hyde Park
                   Dallas, Texas 75231

Common Stock       Douglas R. Baum                   (4)    100,000         1.77%
                   5000 Raffee Cove
                   Austin, Texas 78731

Common Stock	   All officers and directors        (5)  2,812,012        49.70%
		   as a group (1 person)



(1) David A. Nelson is the President/Chief Executive Officer and a director of Regent. He is also the CEO and a director of Regent GLSC. At the date of the filing of this report. This figure includes: (i) 1,750,000 restricted shares and 621,943 unrestricted shares held of record or beneficially by David A. Nelson; (ii) 16,667 restricted shares and 76,189 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 175,182 held directly or beneficially in brokerage accounts.

(2) Philip G. Ralston is a director of Regent and the President and a director of Regent GLSC.

(3) David L. Ramsour is a director and the Secretary of Regent.

(4) Douglas R. Baum is a director of Regent GLSC, a subsidiary of Registrant.

(5) This figure includes the shares of the officers and directors. There are no outstanding options or warrants as of the date of the filing of this report.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Straza settlement

On June 29, 1999, the Company entered into a Stock Purchase Agreement with the Straza Family Limited Partnership, a partnership managed by the father of the Company's President, Richard Straza, for stock options and shares of restricted common stock in exchange for the assignment of notes receivable totaling $1,100,000 to the Company. Although the transaction was never formally closed as provided for in the agreement, on July 30, 1999, the Company issued 36,046,209 shares of restricted common stock. The notes receivable were never assigned to the Company, and on April 5, 2000, the shares were returned to the Company and cancelled. The stock options were not issued at any time and the Stock Purchase Agreement was voided. As partial settlement with Straza and related parties, the Straza Family Limited Partnership was granted 200,000 shares of restricted common stock of the Registrant with the right of the Company to vote said shares for a period of one year from the date of issuance on March 13, 2008.

Sale of investment

As an inducement for GHI, Ltd. to enter into the purchase of 41,250 shares of MacuCLEAR Preferred Stock from Regent GLSC, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR as a security in the event of damages, if any, resulting from Regent GLSC's default in the final payment on the promissory note to MacuCLEAR. Effective September 30, 2007, the security interest has been released and the sale to GHI, Ltd. finalized following the termination of the MacuCLEAR promissory note without default as approved by the Board of Directors of MacuCLEAR.

Restricted Stock Awards

On November 26, 2007, the Board of Directors approved Restricted Stock Awards for each Director as partial consideration for service as Directors of the Company and a Company subsidiary. Each grant is for up to 500,000 shares of the Company's restricted common stock issued as Rule 144 securities. The stock awards vest over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President and 347,223 shares to the remaining Directors. The remainder vests in increments of 75,000 shares on June 30 and December 31 of each year beginning in 2008. The Company has valued the restricted stock grant at $2,000 for tax purposes, being the value of the shares on the day the agreement was completed. The Company has valued the shares for book purposes at $20,000, being the par value of the stock.
The total cost of the restricted stock grant will be recognized in the consolidated statement of operations over an estimated period of 3 years.

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

    On April 26, 2007, the Company filed a Current Report on Form 8-K reporting that Regent GLSC Technologies, Inc. ("Regent GLSC"), a wholly owned subsidiary of the Registrant, accepted purchase agreements in a total amount of $150,000 received from four purchasers of its private offering of shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") at $5.00 per share. The Company also reported that Regent GLSC executed a stock purchase agreement in the amount of $1,000,000 for the acquisition of 385,356 shares of Series A Preferred Stock of MacuCLEAR, Inc. ("MacuCLEAR"), convertible on a non-dilutable basis into 20% of the common stock of MacuCLEAR for a period of 24 months after closing.

    On June 22, 2007, the Company filed a Current Report on Form 8-K reporting that effective June 15, 2007, the Board filled two vacancies on the Board of Directors with the election of Philip G. Ralston and David L. Ramsour, Ph.D. Philip G. Ralston is the CEO of MacuCLEAR and the President of Regent GLSC, a subsidiary of the Registrant.

    On December 11, 2007, the Company filed a Current Report on Form 8-K reporting that effective November 26, 2007, the Board had approved Restricted Stock Awards for each Director as partial consideration for service as Directors of the Company and a Company subsidiary. The Company further reported that each grant is for up to 500,000 shares of the Company's restricted common stock issued as Rule 144 securities and that the stock awards vest over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President and 347,223 shares to the remaining Directors.

    On January 14, 2008, the Company filed a Current Report on Form 8-K reporting that the Company had settled all outstanding claims regarding the litigation initiated in November, 2005 by W.T. Leake in the 101st State District Court of Dallas County against the Company and the stock transfer agent. The Company further reported that it is dismissing its counter-claim against 34 defendants which sought a declaratory judgment for the cancellation of approximately 16,000,000 shares as void for lack of Director approval and failure of consideration.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

                                          2007            2006
                                          ----            ----
     1. Audit Fees                     $21,010         $13,550
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0

----------
* There were no other fees billed to Regent by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

Although Regent has three directors, the Company does not maintain a standing audit committee. Although the Company does not maintain an audit committee, all professional services are pre-approved by the Board of Directors, including the audit fees listed in Item 1. The balance of the services described in Items 2 or 3 above are pre-approved only to the extent that discussions are held with the principal independent accountant for Regent prior to the commencement of any services by the accountant, during which time all services to be performed by the accountant on behalf of Regent were outlined.

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

                                                REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: March 31, 2008
                                                --------------------------------

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

21    List of subsidiaries - Regent GLSC Technologies, Inc.

31.1  Certification of Chief Executive Officer and Principal Accounting Officer

32.1  Certification of Chief Executive Officer and Principal Accounting Officer