Form 10QSB
period 2008-03-31
REGENT TECHNOLOGIES INC
filed 2008-05-20
CIK 319200

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

                 For the quarterly period ended March 31, 2008

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

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of May 1, 2008 was 5,657,456.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

Shell Company (check one):

Yes [X] No [ ]

                             REGENT TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2008

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEET (UNAUDITED)                                                 2
      At March 31, 2008

    STATEMENTS OF OPERATIONS (UNAUDITED)                                      3
      For the Three Months Ended March 31, 2008 and 2007
      For the Period from Inception (January 1, 1999) to
        March 31, 2008

    STATEMENTS OF CASH FLOWS (UNAUDITED)                                      4
      For the Three Months Ended March 31, 2008 and 2007
      For the Period from Inception (January 1, 1999) to
        March 31, 2008

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               5-8

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8-10

  ITEM 3 - CONTROLS AND PROCEDURES                                           10

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                 11

  ITEM 1A - RISK FACTORS                                                     11

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES          11

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   11

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

  ITEM 5 - OTHER INFORMATION                                                 11

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  12

  SIGNATURES AND REQUIRED CERTIFICATIONS                                     12

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2008
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash in bank                                                          $   47,212
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -
                                                                          ---------
Total Current Assets                                                        47,212

Property and equipment:
   Furniture and fixtures                                                    8,593
   Computer equipment                                                        2,400
                                                                         ---------
                                                                            10,993
   Less accumulated depreciation                                           (10,993)
                                                                         ---------

     Net property and equipment                                                  -

Investments in affiliate (Note 3)                                          328,081
                                                                         ---------
TOTAL ASSETS                                                            $  375,293
                                                                         =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable, trade                                              $   32,712
   Accounts payable, stockholder                                            10,000
   Note payable, related parties                                            18,520
   Accrued interest payable                                                    312
                                                                         ---------
      Total Current Liabilities                                             61,544
                                                                         ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.10 par value, 1,000,000
     shares authorized, 75,000 shares issued and
     outstanding, Regent GLSC Technologies, Inc.                           375,000
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 5,657,456 shares
     issued and outstanding                                                 56,575
   Paid-in capital in excess of par                                      3,351,545
   Accumulated deficit (including $121,372
     accumulated since reentering the development stage)                (3,469,371)
                                                                         ---------
     						                           313,749
                                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $  375,293
                                                                          =========


 The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2008
                                  (UNAUDITED)

						  		   		         Cumulative
                                                                                     Since Re-entering
                                              For the Three Months Ended March 31,   Development Stage
                                                     2008               2007          January 1, 1999
                                                ------------        ------------        ------------
Revenues                                          $       -          $       -           $       -

Operating expenses:


  General and administrative                         14,069              17,369             286,706
  Interest                                            1,036               1,692              35,433
                                                   ---------           ---------           ---------
Operating loss                                     ( 15,105)           ( 19,061)           (322,139)
                                                   ---------           ---------           ---------

Gain on extinguishment of debt                            -                   -             124,186
Gain on sale of investment                           35,125                   -              76,581
                                                   ---------           ---------           ---------
Income (Loss) before income taxes                    20,020              19,061            (121,372)

Provisions for income taxes                               -                   -                   -
                                                  ---------           ---------           ---------
Net income (loss)                                 $  20,020           $  19,061           $(121,372)
                                                  =========           =========           =========

Net income (loss) per common share:               $     .00           $     .00
                                                  =========           =========

Weighted average shareS outstanding               5,657,456           4,806,483
                                                  =========           =========


  The accompanying notes are an integral part of the consolidated financial statements.



                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2008
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                 2008               2007          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  20,020           $ (19,061)         $ (121,372)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from extinguishment of accounts payable                     -                   -            (124,186)
     Gain from sale of investment                              ( 35,125)                  -            ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -              13,472
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                   (  3,458)              9,669              42,890
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                           (  7,965)             76,692              35,048
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 26,528)             67,300            ( 96,308)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                                            -                  -             (350,000)
                                                              ---------           ---------            ---------
        Net Cash Used in Investing Activities                         -                  -             (350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                          50,000                   -             375,000
  Proceeds from sale of investments                             100,000                                 100,000
  Increase (decrease) notes payable - related party            ( 76,280)             15,000              18,520
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                73,720              15,000             493,520
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                  47,192              82,300              47,212

Cash At Beginning Of Period                                          20                 175                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $  47,212           $  82,475           $  47,212
                                                              =========           =========           =========


                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock issued for director stock awards             $       -           $       -           $  13,472

    Common stock returned in failed consideration
    and debt settlement                                       $       -           $       -           $ 509,760

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $       -           $ 150,000

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $       -           $   1,500



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

Recent Business Developments

During the first quarter, 2007, the Registrant initiated a new business strategy to create value for our stockholders by investing in business opportunities that have a unique technological advantage. Key elements of our business strategy include investing in businesses with: (1) the potential of outstanding earning power and good returns on equity; (2) experienced management; and (3) a business plan which demonstrates a high likelihood for success in a relatively short period of time. In March, 2007, the Company formed a Texas corporation as a wholly owned subsidiary named Regent GLSC Technologies, Inc. ("Regent GLSC"). See ITEM 6 - Management's Discussion and Analysis for Plan of Operation" for the details and status of the operations of Regent GLSC and other business initiatives.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


footnotes in the Company's annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the three months ended
March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements from that date are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

Management estimates

To prepare financial statements in conformity with United States of America generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial investments and carrying value of intangible assets are particularly subject to change.

Recent accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), Business Combinations, and Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective in 2009. The Company is currently evaluating the impact that SFAS 141R and SFAS 160 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP
FAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As of January 1, 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 does not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

Management is continuously assessing its adoption of SFAS 157 and SFAS 159, and the effect, if any, on the Company's financial position or results of operations. Refer to Note 8 for disclosures required by these new pronouncements.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.     INVESTMENTS IN AFFILIATES

MacuCLEAR, Inc. investment

On April 17, 2007, Regent GLSC executed a purchase agreement in the amount of $1,000,000 for the acquisition of 385,356 shares of Series A 8% Preferred Stock of MacuCLEAR, Inc. ("Preferred Stock"), convertible on a pro-rata, non-dilutable basis into 20% of the common stock of MacuCLEAR for a period of 24 months after closing. Regent GLSC re-negotiated the purchase to 192,678 shares for $500,000. The source of the payment was $300,000 from the sale of 60,000 shares of Regent GLSC Series A Convertible Preferred Stock (Note 4) and $55,000 from NR Partners (Note 6). In addition, the Regent GLSC sold 41,250 shares of MacuCLEAR Preferred Stock for $148,500 to complete the funding.

Partial sales of MacuCLEAR investment

On June 29, 2007, Regent GLSC sold 41,250 shares of MacuCLEAR Preferred Stock for $3.60 per share to GHI, Ltd. and a gain of $41,456 was recognized. In consideration for this sale, GHI, Ltd. purchased 3,750 shares of restricted common stock of the Registrant for $0.40 per share.

Effective March 7, 2008, Regent GLSC sold 25,000 shares of MacuCLEAR Preferred stock for $100,000 and a gain of $35,125 was recognized for the current period. As of the date of this quarterly filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 72,254 shares are beneficially held for the holders of Regent GLSC Preferred Stock.

4.     CAPITAL STRUCTURE DISCLOSURES

Subsidiary Preferred Stock

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000.00 received from four purchasers of a private offering of shares of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000 in $50,000.00. units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for a period of 24 months after closing. Including the initial sales on April 18, 2007, Regent GLSC has accepted Preferred Stock purchase agreements from additional investors in the total amount of $375,000.00. On February 20, 2008, Regent GLSC sold 10,000 shares of Regent GLSC Preferred Stock for $5.00 per share as the final sale under the initial private placement offering.

Common Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, 30,000,000 of which have been designated as preferred shares with a par value per share of $.10, and 100,000,000 of which have been designated as common shares with a par value per share of $.01. As of this report, 5,657,456 shares of common stock are outstanding. This compares to 4,806,483 shares for the same period in 2007 with the difference due to the sale of 3,750 common stock shares to GHI, Ltd. (Note 3) and the stock grant awards (Note 6). Of this amount, 120,000 shares will be cancelled as a result of the summary judgment rendered in favor of the Company under Regent litigation to reclaim the issuance of unauthorized shares of common stock of the Company (Note 9). The Company is scheduled to issue 50,000 shares of restricted common stock as payment for legal fees associated with the litigation.

5.     NOTES PAYABLE

During the third quarter, 2005, the Company borrowed $22,100 under a note payable to NR Partners, a partnership of which the President is a partner and Director David Ramsour is a partner. The note payable is a promissory note for a maximum amount of $100,000 extended for payment to on or before July 31, 2008 with interest at the rate of 8.5 percent. The funds were used to pay expenses related to professional and transfer agent fees incurred primarily to bring the Company current with its SEC filings. During 2007, the Company had additional borrowings under the note payable to help fund the purchase of the MacuCLEAR Preferred Stock. The total NR borrowings outstanding at December 31, 2007 was $89,800. On December 28, 2007, the Company borrowed $5,000 under a promissory note to Director Phil Ralston, which note is due and payable on or before December 31, 2008. In February, 2008, the Company made payments toward the note of NR Partners totaling $86,520.90 in principal and $8,760.01 in interest.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.     STOCK-BASED COMPENSATION

The Company has outstanding restricted common stock grant awards issued under its equity incentives for board members. The Company granted 847,223 shares of restricted common stock in 2007. See Note 3 to the financial statements in the Company's Form 10-KSB for the year ended December 31, 2007 for additional information. The Company accounts for stock option grants and restricted stock awards in accordance with SFAS No. 123(R), "Accounting for Stock-Based Compensation."

7.     RELATED PARTY TRANSACTIONS

During the current quarterly period, the Company made principal and interest payments on the NR Partners promissory note held indirectly by David Nelson, President, and Dr. David Ramsour, a Director (Note 5).

8.     FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted both SFAS 157 and SFAS 159 without any effect.

The Company determined that its cash and non-cash investments, notably its investment in MacuCLEAR Preferred Stock, are valued fairly for the current period due to the the nominal sales of the Preferred Stock since the date of issuance, April 17, 2007.

9.     SUBSEQUENT EVENTS

During May, 2008, the Company repaid the outstanding note payable in the amount of $5,000 to Phil Ralston, a Director of the Company.

The Company received notification on May 16, 2008, that the Court had rendered a default judgment in favor of Regent against the last defendant in the case styled Leake v. Regent Technologies, Inc. See PART II, ITEM 1 for additional information.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This Form 10-QSB contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms 'anticipates,' 'plans,' 'expects,' 'believes,' and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements. Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company's filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2007. The Company assumes no obligation to update any forward-looking statement.

Business

Regent Technologies, Inc., a Colorado corporation, currently trades on the "pink sheets" under the symbol "REGT". The Registrant ("Regent," "Company," "we," "our" or "us") is a technology-based company engaged in identifying and developing emerging technologies. The following discussion and analysis should be read in conjunction with the remainder of this Quarterly Report on Form 10-QSB including, but not limited to, the financial statements and notes thereto included herein.

Plan of operation

As a development stage company, Regent has funded operations through short-term borrowings and equity investments in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time. In 2007, the Regent initiated a new business strategy to create shareholder by investing in business opportunities with a unique technological advantage. Key elements of our business strategy include investing in or acquiring businesses with: (1) the potential of outstanding earning power and good returns on equity; (2) experienced management; and (3) a business plan which demonstrates a high likelihood for success in a relatively short period of time.

Recent activities

During the first quarter, 2008, the Company has continued its review of the development or co-development of new technologies through discussions with companies holding technologies or technology licenses in the fields of energy development, including renewable energy as well as the non-conventional development of oil and gas resources. In addition, the Company is in discussions with an environmental services company with technologies in the fields of environmental remediation and reclamation. On April 17, 2007, Regent acquired its initial entry into the life science technology market with the execution by its wholly owned subsidiary, Regent GLSC, of a stock purchase agreement for 385,356 shares of 8% Convertible Preferred Stock of MacuCLEAR, Inc. (Note 3.)

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

MacuCLEAR management met with the Ophthalmology Division of FDA's Center for Drug Evaluation and Research on March 26, 2008. Twelve members of the FDA team, including the Division head met with four members of the MacuCLEAR team. The purpose of the meeting was to review a previously submitted briefing book and to confirm the FDA's responses to questions submitted with this book. The meeting outcome was positive. MacuCLEAR intends to complete its IND submission by mid July.

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

Financial Condition - Three months ended March 31, 2008 compared with Three months ended March 31, 2007

Revenues

The Company had no sales for the quarterly periods ended March 31, 2008 and March 31, 2007.

Operating Expenses

Operating expenses primarily include general and administrative expenses, litigation settlement expense and acquisition expenses related to MacuCLEAR. General and administrative expenses were $14,069 for the three months ended March 31, 2008 compared to $17,369 for the three months ended March 31, 2007. The decrease in administrative expenses is the result of reduced expenses relating to stock transfer agent and legal fees. Interest expense was $1,036 for the three months ended March 31, 2008 compared to $1,692 during the three months ended March 31, 2007.

Capital and Liquidity

The Company had an accumulated deficit of $3,469,371 at March 31, 2008 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of losses. As of March 31, 2008, the Company had total assets of $375,293 and total liabilities of $61,544 resulting in a working capital surplus of $313,749.

The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR note bears interest at the 8.5 percent per annum (Note 6). The funds have been used for general corporate purposes and the outstanding balance as of May 1, 2008 is $18,520, due on or before July 31, 2008. Regent GLSC raised $375,000 of capital through the sale of 75,000 shares of its Series A Preferred Stock, which monies were used to purchase 192,678 shares of MacuCLEAR Preferred Stock. In addition, Regent GLSC has generated cash and earnings in the amounts of $250,000 and $76,581, respectively, through the sale of part of its holdings of MacuCLEAR Preferred Stock (Note 3).

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

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares are void for lack of Director approval and failure of consideration and that the 7,331,504 shares should be cancelled. On September 18, 2006, the Company reached a settlement with W. T. Skip Leake, whereby he effectively agreed to return 900,000 shares. As of December 31, 2007, 29 defendants had returned stock certificates representing 12,362,840 shares and returned lost certificate resolutions representing 2,771,832 shares, all of which have been cancelled.

Following the surrender of approximately 16,000,000 shares, the Company filed a default judgment on one defendant and a dismissal of the lawsuit. On May 16, 2008, the Company received notice that the default judgment had been rendered in favor of the Company and the lawsuit was terminated. The default judgment declared an additional 120,000 shares of common stock of the Company void and the shares will be cancelled.


ITEM 1A - RISK FACTORS

There have been no significant changes in the Company's risk factors as outlined in the Company's Form 10-KSB for the period ending December 31, 2007.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information relates to all securities issued or sold by us during the period covered by this report and not registered under the Securities Act of 1933. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933 under Section 3(a)(9) of the Securities Act of 1933. There were no underwriters employed in connection with any of the transactions set forth herein:

On February 20, 2008, Regent GLSC sold 10,000 shares of Regent GLSC Preferred Stock for $5.00 per share as the final sale under the initial private placement offering for the sale of Regent GLSC Preferred Stock. The proceeds were used for general corporate purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          None

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

4.1 Certificate of Designations of 2007 Series A Convertible Preferred Stock for Regent GLSC Technologies, Inc. approved April 7, 2007.

10.1 Restricted Stock Agreement granting Director stock awards approved on November 26, 2007.

21    List of subsidiaries - Regent GLSC Technologies, Inc.

31.1  Certification of Chief Executive Officer and Principal Accounting Officer

32.1  Certification of Chief Executive Officer and Principal Accounting Officer


(b) Reports filed on Form 8-K

    On January 14, 2008, the Company filed a Current Report on Form 8-K reporting that the Company had settled all outstanding claims regarding the litigation initiated in November, 2005 by W.T. Leake in the 101st State District Court of Dallas County against the Company and the stock transfer agent. The Company further reported that it is seeking a default judgment for the cancellation of 120,000 shares of common stock and dismissing its counter-claim against 34 additional defendants following the surrender of 15,692,338 shares for cancellation as void for lack of Director approval and failure of consideration.



                               SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGENT TECHNOLOGIES, INC.

Dated: May 20, 2008              By: /s/ David A. Nelson
                                      ---------------------------------------
                                      David A. Nelson, Chief Executive Officer,
                                      Principal Accounting Officer