Form 10-Q
period 2008-06-30
REGENT TECHNOLOGIES INC
filed 2008-08-14
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2008
--------------------------------------------------------------------------------

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________


                        Commission File Number 000-9519
                                               --------

                            REGENT TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             COLORADO                                    84-0807913
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                          6727 Hillcrest Ave., Suite E
                              Dallas, Texas 75205
                    (Address of principal executive offices)

                                  214-507-9507
                          (Issuer's telephone number)

                         Regent Petroleum Corporation
                            (Former name of Issuer)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                            No
                       ------                             ------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company  X
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of August 1, 2008 was 5,812,456.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                 JUNE 30, 2008

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheets (Unaudited)                                1
      At June 30, 2008

    Consolidated Statements of Operations (Unaudited)                      2
      For the Three Months and Six Months Ended June 30, 2008 and 2007
      For the Period from Inception (January 1, 1999) to
        June 30, 2008

    Consolidated Statements of Cash Flows (Unaudited)                      3
      For the Six Months Ended June 30, 2008 and 2007
      For the Period from Inception (January 1, 1999) to
        June 30, 2008

    Notes to Consolidated Financial Statements                             4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

Item 4.  Controls and Procedures                                          12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 1A. Risk Factors                                                     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      13

Item 6.  Exhibits                                                         13

SIGNATURE                                                                 14

EXHIBIT INDEX                                                             15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEET


                                                                          June 30,             December 31,
                                                                            2008                  2007
                                                                    ------------------    ------------------
                                     ASSETS                             (Unaudited)              Audited

CURRENT ASSETS
  Cash in bank                                                          $   26,770            $       20
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -                     -
                                                                         ---------             ---------
Total Current Assets                                                        26,770                    20

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        2,400                 2,400
                                                                         ---------             ---------
                                                                            10,993                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                                  -                     -

Investments in affiliate (Note 6)                                          404,195               392,956
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  430,965            $  392,956
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $        -            $   36,170
   Accounts payable, stockholder                                            10,000                10,000
   Note payable, related parties                                            13,520                94,800
   Accrued interest payable                                                    331                 8,277
                                                                         ---------             ---------
      Total Current Liabilities                                             23,851               153,747
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value, 1,000,000
     shares authorized, 75,000 shares issued and
     outstanding, Regent GLSC Technologies, Inc.                           375,000               325,000
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 5,812,456 shares
     issued and outstanding                                                 58,125                56,575
   Paid-in capital in excess of par                                      3,352,746             3,351,545
   Accumulated deficit (including $30,757 deficit
     accumulated since reentering the development stage)                (3,378,757)           (3,489,391)
                                                                         ---------            ---------
     						                           407,114               243,729
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  430,965            $  392,976
                                                                         =========             =========


 The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH JUNE 30, 2008
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              six              six            Cumulative
                                            months           months            months           months      Since Re-entering
                                          ended June       ended June        ended June       ended June    Development Stage
                                           30, 2008         30, 2007          30, 2008          30, 2007      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                 3,611            15,350           17,680            32,718           281,845
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                             (  3,611)         ( 15,350)        ( 17,680)         ( 32,718)         (281,845)
                                           ---------        ---------        ---------         ---------         ---------
Other income and (expense):
    Gain on fair value measurement           76,114                 -           76,114                 -            76,114
    Gain on extinguishment of debt           21,154             4,124           21,154             4,124           145,340
    Gain on sale of investment                    -                             35,125                              76,581
    Stock grant expense                    (  2,750)                -         (  2,750)                -          ( 11,222)
    Interest expense                       (    292)         (  1,170)        (  1,328)         (  2,028)         ( 35,725)
                                           ---------        ---------        ---------         ---------         ---------
Total other income (expense)                  94,226            2,954          128,315             2,042           251,088

Income (loss) from continuing operations
  before income taxes                         90,615          (12,396)         110,635          ( 30,676)         ( 30,757)

Provisions for income taxes                        -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net income (loss)                             90,615          (12,396)         110,635          ( 30,676)         ( 30,757)
                                           =========        =========        =========         =========         =========

Net income (loss) per common share
   (basic and diluted)                     $     .02        $(    .00)       $     .02         $(    .01)
                                           =========        =========        =========         =========

Weighted Average Shares Outstanding        5,812,456        4,793,983        5,812,456         4,793,983


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH JUNE 30, 2008
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                            For the Six Months Ended June 30,    Development Stage
                                                                2008                2007          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net gain (loss)                                             $ 110,635          $ ( 30,676)          $ (30,757)
  Adjustments to reconcile net gain (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain on fair value measurement                            ( 76,114)                  -            ( 76,114)
     Gain on extinguishment of accounts payable                ( 21,154)           (  4,124)           (145,340)
     Gain on stock sale                                        ( 35,125)                  -            ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             2,750                   -              16,222
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                   ( 15,017)             24,978              31,331
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                              7,945               1,183              35,068
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 41,970)           (  8,639)           (111,750)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in MacuCLEAR preferred stock                             -            (200,000)           (350,000)
                                                              ---------           ---------           ---------
        Net Cash Used in Investing Activities                         -            (200,000)           (350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                          50,000             300,000             375,000
  Proceeds from note payable - related party                                         40,100              94,800
  Proceeds from sale of investments                             100,000                   -             100,000
  Repayments of note payable                                   ( 81,280)           (  6,500)           ( 81,280)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                68,720             333,600             488,520
                                                              ---------           ---------           ---------
Net Increase in cash                                             26,750             124,961              26,770

Cash At Beginning Of Period                                          20                 175                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $  26,770           $ 125,136           $  26,770
                                                              =========           =========           =========

The accompanying notes are an integral part of the consolidated financial statements.


                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock issued for director stock awards
    and services                                              $   2,750           $       -           $  16,222

    Common stock returned in failed consideration
    and debt settlement                                       $       -           $       -           $ 509,760

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $       -           $ 150,000

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $       -           $   1,500

The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       ---------------------

The accompanying unaudited consolidated financial statements included herein have been prepared by REGENT TECHNOLOGIES, INC. (the "Registrant" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.

The unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-KSB for the year ended December 31, 2007, which was previously filed with the Securities and Exchange Commission.

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

Development stage activities

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements from that date are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159 without any effect. Management is continuously assessing its adoption of SFAS 157 and SFAS 159, and the effect, if any, on the Company's financial position or results of operations. See Note 9 for disclosures and adjustments required by these new pronouncements.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, stock grants and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease the loss per share.

2.     PROVISION FOR INCOME TAXES
       --------------------------

At June 30, 2008, the Company had net operating loss carryforwards to offset against future taxable income. No tax expense has been reported in the June 30, 2008 financial statements since the potential tax expense is offset by a utilization of net operating losses of the same amount.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                                June 30, 2008
                                               --------------

Income (loss) before federal income taxes      $      110,635
Income tax expense (benefit)                          (37,616)
Income tax benefit of utilization of net
operating losses                                       37,616
                                               --------------
Net income                                     $      110,635
                                               ==============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

3.     SIGNIFICANT EVENTS
       ------------------

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 and SFAS 159. Pursuant to the Company's election of the fair value option to measure certain financial instruments, an unrealized gain of $76,114 was recognized for the current quarter due to materiality. See Note 9, Fair Value Measurements.

Effective June 30, 2008, the Company issued 225,000 shares of common stock to directors at $0.01 per share pursuant to its 2007 restricted stock awards. Also, the Company granted 50,000 shares at $0.01 per share for legal services. See
Note 8, Stock-Based Compensation.

The Company received notification on May 16, 2008, that the Court had rendered a default judgment in favor of the Company counter-claim against the last defen-dant in the case styled Leake v. Regent Technologies, Inc. which included the ruling that 120,000 common stock shares of the Company should be cancelled as unauthorized shares issued without consideration. See PART II, Item 1 herein.


4.     GAIN ON THE EXTINGUISHMENT OF DEBT
       ----------------------------------

During the six months ended June 30, 2008, the Company determined that the statute of limitations under the laws of the state of Texas had expired on certain debts previously carried on its financial statements since 1999. Accordingly, the Company recognized a gain of $21,154 for the extinguishment of those debts.


5.     CAPITAL STRUCTURE DISCLOSURES
       -----------------------------

Common Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of this interim report, 5,812,456 shares of common stock are outstanding. This compares to 4,793,983 shares for the same period in 2007 with the difference due to issuances under stock-based compensation (Note 8) and the cancellation of 120,000 shares as a result of a favorable default judgment (Note 3).

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

6.     INVESTMENTS IN AFFILIATE
       ------------------------

Effective March 7, 2008, Regent GLSC sold 25,000 shares of MacuCLEAR Preferred stock for $100,000 and a gain of $35,125 was recognized. As of the date of this quarterly filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 72,254 shares are beneficially held for the holders of Regent GLSC Preferred Stock.


7.     NOTES PAYABLE - RELATED PARTIES
       -------------------------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR borrowings outstanding at December 31, 2007 was $89,800. On December 28, 2007, the Company borrowed $5,000 under a promissory note to director Phil Ralston. During the first quarter, the Company made payments toward the NR Partners note totaling $76,300 in principal and $9,000 in interest. During the current period, the Company repaid the $5,000 principal on the note payable to Phil Ralston and paid interest on the outstanding notes payable.

8.     STOCK-BASED COMPENSATION
       ------------------------

The Company has outstanding restricted common stock grant awards issued under its equity incentives for board members. The Company granted 847,223 shares of restricted common stock in 2007. See Note 3 to the financial statements in the Company's Form 10-KSB for the year ended December 31, 2007 for additional information. The Company accounts for stock grants and restricted stock awards in accordance with SFAS No. 123(R), "Accounting for Stock-Based Compensation."

Effective June 30, 2008, the Company issued new restricted stock in the amount of 225,000 as additional vested shares pursuant to the June 30 vesting period in the restricted stock award agreements with the directors. Also effective June 30, 2008, the Company approved the issuance 50,000 shares of new restricted common stock as consideration for legal services. The amount of $2,750 was recognized as stock-based compensation expense for the current period.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


9.     FAIR VALUE MEASUREMENTS
       -----------------------

SFAS No. 157 establishes a fair value hierarchy and specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

  o Level 1 -- Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that the Fund has the ability to access at the measurement date;

  o Level 2 -- Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

  o Level 3 -- Significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an investment.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. Investments classified within Level 3 consider several inputs and may include Level 1 or Level 2 inputs as components of the overall fair value measurement. The table below sets forth information about the level within the fair value hierarchy at which the Company's investments are measured at June 30, 2008:



Investments in affiliate
-------------------------

                                LEVEL 1           LEVEL 2            LEVEL 3             TOTAL
                            --------------    ---------------    ---------------    ---------------
MacuCLEAR Preferred Stock   $           --    $            --    $       404,195    $       404,195
                            ==============    ===============    ===============    ===============


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that its investment in MacuCLEAR Preferred Stock, was valued fairly for the first quarter due to the nominal sales of the Preferred Stock since the date of issuance, April 17, 2007. Regent GLSC's investment in MacuCLEAR Preferred Stock was purchased for $2.595 per share in April, 2007. During the second quarter of 2007, Regent GLSC sold 42,000 shares for $3.60 per share and during the first quarter of 2008, the Company sold another 25,000 shares for $4.00 per share. Both sales were arms-length transactions with independent third-parties. As additional input to the valuation process, Regent GLSC noted that MacuCLEAR has made significant strides toward FDA approval for human clinical trials and is now offering the Preferred Stock for $4.50 per share. Therefore, the Company applied $4.00 per share as the measurement of fair value for its remaining investment in MacuCLEAR Preferred Stock and due to the materiality of the appreciation, the amount of $76,114 was recognized as gain for the current period. The following is a reconciliation in which significant input under Level 3 was used in determining the value of the investment:


                                               Investments in
                                               affiliate
                                               --------------
Beginning Balance as of 12/31/07 (audited)     $      392,956
Realized gain/(loss)                                   35,125
Change in unrealized
appreciation/(depreciation)                            76,114
Net purchase/sales                                   (100,000)
Net transfers in and/or out of
Level 3                                                    --
                                               --------------
ENDING BALANCE AS OF 6/30/08                   $      404,195
                                               ==============



Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

INTRODUCTION - STATEMENT OF FORWARD-LOOKING INFORMATION
-------------------------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from projections in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the "Risk Factors" and elsewhere in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-KSB filed for the period ending December 31, 2007 for a full understanding of our financial position and results of operations for the three and six month periods ended June 30, 2008.

OVERVIEW
--------

The Registrant ("Regent," "Company," "we," "our" or "us") is a technology-based company engaged in identifying and developing or investing in emerging technologies. On April 17, 2007, Regent invested the development of a life science technology with the purchase of MacuCLEAR Preferred Stock through our subsidiary, Regent GLSC Technology, Inc. ("Regent GLSC"). See Note 1 of the financial statements and notes in the Annual Report on Form 10-KSB filed for the period ending December 31, 2007.

During 2008, the Company has continued its review of opportunities for the development or co-development of new technologies. The discussions have focused primarily on companies holding technologies or technology licenses in the fields of life sciences, environmental services and energy development with an emphasis on alternative energy and the non-conventional development of energy resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in this quarterly report and in the 2007 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2007.
The preparation of the referenced consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2007 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 of the 2007 Form 10-KSB. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2007 consolidated financial statements. The Company adopted FASB Interpretation No. 157 and FASB Interpretation No. 159 effective January 1, 2008. Pursuant to the Company's election of the fair value option under FASB Interpretation No. 159, an unrealized gain of $76,114 was recognized for the current quarter. See Note 9, Fair Value Measurements.

RESULTS OF OPERATIONS
---------------------

For the second quarter of 2008, net income was $90,615 or $0.02 per share, compared to net loss $12,396 in the second quarter of 2007. The net income for the current period was the result of the unrealized gain of $76,114 from the fair value measurement of the MacuCLEAR Preferred Stock and from the $21,154 gain from the extinguishment of debt. For the first six months of 2008, net income was $110,635 or $0.02 per share, compared to a net loss of $30,676 for the same period in 2007. The income for the first six months was the result of the previously mentioned gains plus a $35,125 gain from the sale of a portion the Company's holdings of MacuCLEAR Preferred Stock.

Operating Expenses

Operating expenses primarily include administrative and accounting expenses, litigation settlement expense and acquisition expenses related to the MacuCLEAR Preferred Stock. General and administrative expenses were $3,611 and $17,680 for the three and six months ended June 30, 2008 compared to $15,350 and $32,718 for the three and six months ended June 30, 2007. The decrease in 2008 is the result of reduced expenses relating to stock transfer agent and legal fees, primarily related to the MacuCLEAR Preferred Stock acquisition and the organization of the Company's subsidiary, Regent GLSC. Interest expense decreased period over period due to a reduction in outstanding debt to $23,851 from $730,698 for the periods ending June 30, 2008 and 2007, respectively. The amount in 2007 included the promissory note of $650,000 for the MacuCLEAR Preferred Stock, of which $150,000 was paid from the Regent GLSC private offering. The balance of $500,000 was cancelled without penalty in exchange for the return of 192,678 shares of MacuCLEAR Preferred Stock and Regent GLSC retained 192,678 share of Preferred Stock. See Note 1 of the financial statements and notes in the Annual Report on Form 10-KSB filed for the period ending December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Company had a total accumulated deficit of $3,277,240 at June 30, 2008 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of losses. As of June 30, 2008, the Company had total assets of $532,482 and total liabilities of $23,852. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at the 8.5 percent per annum (Note 7). The funds have been used for general corporate purposes and the outstanding balance as of May 1, 2008 is $13,520, due on or before July 31, 2008. Regent GLSC raised $375,000 of capital through the sale of 75,000 shares of its Series A Preferred Stock, which monies were used to purchase 192,678 shares of MacuCLEAR Preferred Stock. Regent GLSC has generated cash and income in the amounts of $250,000 and $76,581, respectively, through the sale of part of its holdings of MacuCLEAR Preferred Stock.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-KSB as of December 31, 2007.


Item 4.  Controls and Procedures
-------  -----------------------

Evaluation of Disclosure Controls and Procedures

The Company's principal executive and financial officers have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period (the "Evaluation Date"). Based upon that evaluation, the Company's principal executive and financial officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all issues of control and instances of fraud, if any, within any company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

On November 2, 2005, W. T. Skip Leake initiated litigation in the 101st State District Court of Dallas County against the Company and the Company's stock transfer agent seeking a declaratory judgment for the release of 1,000,000 shares of the 7,331,504 shares which former management states were issued without consideration. The Company filed a counter-claim against 35 defendants for a declaratory judgment that all disputed shares were invalid for lack of Director approval and failure of consideration and that the 7,331,504 shares should be cancelled. On September 18, 2006, the Company reached a settlement with W. T. Skip Leake, whereby he effectively agreed to return 900,000 shares. Following the surrender of approximately 16,000,000 shares, the Company filed a default judgment on one defendant and a dismissal of the lawsuit. On May 16, 2008, the Company received notice that the default judgment had been rendered in favor of the Company and the lawsuit was terminated. The default judgment declared an additional 120,000 shares of common stock of the Company void and the shares were cancelled effective June 30, 2008.

Item 1A.  Risk Factors
--------  ------------

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors." in the Company's 2007 Form 10-KSB, which could materially affect the Company's business, financial condition or future results, should be carefully considered. The risks described in the 2007 Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

The following information relates to all securities issued or sold by us during the period covered by this report and not registered under the Securities Act of 1933. Each of the transactions referenced below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933 under Section 3(a)(9) of the Securities Act of 1933. There were no underwriters employed in connection with any of the transactions.

On February 20, 2008, Regent GLSC sold 10,000 shares of Regent GLSC Preferred Stock for $5.00 per share as the final sale under the initial private placement offering for the sale of Regent GLSC Preferred Stock. The proceeds were used for general corporate purposes.


Item 6.  Exhibits
-------  --------

 Exhibit No.                               Description
 -----------                               -----------
     31 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

     32            Certification required pursuant to 18 U.S.C. Section 1350.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 2008         REGENT TECHNOLOGIES, INC.
                                (Registrant)

                               By: /s/ David A. Nelson
                                   ---------------------------------------
                                   David A. Nelson, Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                             Description
-----------                             -----------

31 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.

32 Certification required pursuant to 18 U.S.C. Section 1350 - Filed herewith.