Form 10-Q
period 2008-09-30
REGENT TECHNOLOGIES INC
filed 2008-11-07
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2008
--------------------------------------------------------------------------------

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

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of November 1, 2008 was 5,812,456.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                               September 30, 2008

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at September 30, 2008 and December 31, 2007 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three Months and Nine Months Ended September 30, 2008 and 2007 For the Period from Inception (January 1, 1999) to
      September 30, 2008

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Nine Months Ended September 30, 2008 and 2007
    For the Period from Inception (January 1, 1999) to
      September 30, 2008

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

Item 4.  Controls and Procedures                                          12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 1A. Risk Factors                                                     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      13

Item 6.  Exhibits                                                         13

SIGNATURE                                                                 14

EXHIBIT INDEX                                                             15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,          December 31,
                                                                            2008                  2007
                                                                    ------------------    ------------------
                                     ASSETS                             (Unaudited)              Audited

CURRENT ASSETS
  Cash in bank                                                          $   14,227            $       20
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -                     -
                                                                         ---------             ---------
Total Current Assets                                                        14,227                    20

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        2,400                 2,400
                                                                         ---------             ---------
                                                                            10,993                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                                  -                     -

Investments in affiliate (Note 6)                                          431,282               392,956
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  445,509            $  392,976
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $      213            $   36,170
   Accounts payable, stockholder                                            10,000                10,000
   Note payable, related parties                                            13,520                94,800
   Accrued interest payable                                                    582                 8,277
                                                                         ---------             ---------
      Total Current Liabilities                                             24,315               149,247
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value, 1,000,000
     shares authorized, 75,000 shares issued and
     outstanding, Regent GLSC Technologies, Inc.                           375,000               325,000
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 5,812,456 shares issued
     and outstanding at September 30, 2008;
     5,657,456 shares issued and outstanding
     at December 31, 2007                                                   58,125                56,575
   Paid-in capital in excess of par                                      3,352,746             3,351,545
   Accumulated deficit (including $16,677 deficit
     accumulated since reentering the development stage)                (3,364,677)           (3,489,391)
                                                                         ---------            ---------
     						                           421,194               243,729
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  445,509            $  392,976
                                                                         =========             =========


 The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED September 30, 2008 AND 2007
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH September 30, 2008
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              nine             nine           Cumulative
                                            months           months            months           months      Since Re-entering
                                       ended September  ended September   ended September  ended September  Development Stage
                                           30, 2008         30, 2007          30, 2008          30, 2007      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $       -         $       -         $       -

Operating expenses:
   General and administrative                12,757             6,761           30,437            39,440           294,602
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                             ( 12,757)         (  6,761)        ( 30,437)         ( 39,440)         (294,602)
                                           ---------        ---------        ---------         ---------         ---------
Other income and (expense):
    Gain on fair value measurement           27,087                 -          103,201                 -           103,201
    Gain on extinguishment of debt                -                 -           21,154             4,124           145,340
    Gain on sale of investment                    -            41,456           35,125            41,456            76,581
    Stock grant expense                           -                 -         (  2,750)                -          ( 11,222)
    Interest expense                       (    250)         (  1,708)        (  1,578)         (  4,496)         ( 35,975)
                                           ---------        ---------        ---------         ---------         ---------
Total other income (expense)                 26,837            39,748          155,152            41,084           277,925

Income (loss) from continuing operations
  before income taxes                        14,080            32,987          124,715             1,644          ( 16,677)

Provisions for income taxes                       -                 -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net income (loss)                            14,080            32,987          124,715             1,644          ( 16,677)
                                           =========        =========        =========         =========         =========

Net income (loss) per common share
   (basic and diluted)                     $      -         $     .01        $     .02         $       -
                                           =========        =========        =========         =========

Weighted Average Shares Outstanding        5,812,456        4,793,983        5,711,416         4,793,983


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH September 30, 2008
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                      For the Nine Months Ended September 30,    Development Stage
                                                                2008                2007          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ 124,715          $    1,644           $ (16,667)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain on fair value measurement                            (103,201)                  -            (103,201)
     Gain on extinguishment of accounts payable                ( 21,154)           (  4,124)           (145,340)
     Gain on stock sale                                        ( 35,125)           ( 41,456)           ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             2,750                   -              16,222
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                   ( 14,803)             27,106              31,545
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                              7,695               3,597              35,318
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 54,513)           ( 13,233)           (124,293)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in MacuCLEAR preferred stock                             -            (350,000)           (350,000)
                                                              ---------           ---------           ---------
        Net Cash Used in Investing Activities                         -            (350,000)           (350,000)
                                                              ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                          50,000             325,000             375,000
  Proceeds from sale of common stock                                                  1,500               1,500
  Proceeds from note payable - related party                                         38,200              94,800
  Proceeds from sale of investments                             100,000             148,500             248,500
  Repayments of note payable                                   ( 81,280)           (150,000)           (231,280)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                68,720             363,200             488,520
                                                              ---------           ---------           ---------
Net Increase in cash                                             14,207            (     33)             14,227

Cash At Beginning Of Period                                          20                 175                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $  14,227           $     142           $  14,227
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

2.     PROVISION FOR INCOME TAXES
       --------------------------

At September 30, 2008, Regent had net operating loss carryforwards to offset against future taxable income. No tax expense has been reported in the September 30, 2008 financial statements since the potential tax is offset by a utilization of net operating losses of the same amount.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                             September 30, 2008
                                               --------------

Income (loss) before federal income taxes      $      124,715
Income tax expense (benefit)                          (42,403)
Income tax benefit of utilization of net
operating losses                                       42,403
                                               --------------
Net income                                     $      124,715
                                               ==============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

3.     SIGNIFICANT EVENTS
       ------------------

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 and SFAS 159. Pursuant to the Company's election of the fair value option to measure certain financial instruments, unrealized gains of $27,087 and $103,201 were recognized for the current quarter and year-to-date, respectively, due to materiality. See Note 9, Fair Value Measurements.

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


4.     GAIN ON THE EXTINGUISHMENT OF DEBT
       ----------------------------------

During the six months ended June 30, 2008, the Company determined that the statute of limitations under the laws of the State of Texas had expired on certain debts previously carried on its financial statements since 1999. Accordingly, the Company recognized a gain of $21,154 for the extinguishment of those debts at the end of the second quarter.


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

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Preferred Stock

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000.00 received from four purchasers of a private offering of shares of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000 in $50,000.00 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for a period of 24 months after closing. Including the initial sales on April 18, 2007, Regent GLSC has accepted Preferred Stock purchase agreements from additional investors in the total amount of $375,000.00. On February 20, 2008, Regent GLSC sold 10,000 shares of Regent GLSC Preferred Stock for $5.00 per share as the final sale under the initial private placement offering.

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


7.     NOTES PAYABLE - RELATED PARTIES
       -------------------------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR borrowings outstanding at December 31, 2007 was $89,800. On December 28, 2007, the Company borrowed $5,000 under a promissory note to director Phil Ralston. During the first quarter, the Company made payments toward the NR Partners note totaling $76,300 in principal and $9,000 in interest. During the second quarter, the Company repaid the $5,000 principal on the note payable to Phil Ralston and paid interest on the outstanding notes payable.

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

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. Investments classified within Level 3 consider several inputs and may include Level 1 or Level 2 inputs as components of the overall fair value measurement. The table below sets forth information about the level within the fair value hierarchy at which the Company's investments are measured at September 30, 2008:



Investments in affiliate
-------------------------

                                LEVEL 1           LEVEL 2            LEVEL 3             TOTAL
                            --------------    ---------------    ---------------    ---------------
MacuCLEAR Preferred Stock   $           --    $            --    $       431,282    $       431,282
                            ==============    ===============    ===============    ===============


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that its investment in MacuCLEAR Preferred Stock, was valued fairly for the first quarter due to the nominal sales of the Preferred Stock since the date of issuance, April 17, 2007. Regent GLSC's investment in MacuCLEAR Preferred Stock was purchased for $2.595 per share in April, 2007. During the second quarter of 2007, Regent GLSC sold 42,000 shares for $3.60 per share and during the first quarter of 2008, the Company sold another 25,000 shares for $4.00 per share. Both sales were arms-length transactions with independent third-parties. As additional input to the valuation process, MacuCLEAR has received FDA approval for human clinical trials and has sold 44,446 shares of Preferred Stock for $4.50 per share since June 30, 2008. Therefore, the Company applied $4.50 per share as the measurement of fair value for its remaining investment in MacuCLEAR Preferred Stock and due to the materiality of the appreciation, the amounts of $76,114 and $27,087 were recognized as gains for the second and third quarters, respectively for a total of $103,201 year-to-date. The following is a reconciliation in which significant input under Level 3 was used in determining the value of the investment:


                                               Investments in
                                               affiliate
                                               --------------
Beginning Balance as of 12/31/07 (audited)     $      392,956
Realized gain/(loss)                                   35,125
Change in unrealized
appreciation/(depreciation)                           103,201
Net purchase/sales                                   (100,000)
Net transfers in and/or out of
Level 3                                                    --
                                               --------------
ENDING BALANCE AS OF 9/30/08                   $      431,282
                                               ==============

10.    SUBSEQUENT EVENTS
       -----------------

During October, 2008, the Company paid the outstanding payable to the President under stockholder accounts payable in the amount of $10,000.



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

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-KSB filed for the period ending December 31, 2007 for a full understanding of our financial position and results of operations for the three and nine month periods ended September 30, 2008.

OVERVIEW
--------

Regent Technologies, Inc., a Colorado corporation, is listed on the OTC Bulletin Board under the symbol "REGT". The Registrant ("Regent," "Company," "we," "our" or "us") is a technology-based company engaged in identifying and developing or investing in emerging technologies. On April 17, 2007, Regent invested in the development of a life science technology with the purchase of MacuCLEAR Preferred Stock through our subsidiary, Regent GLSC Technology, Inc. See Note 1 of the financial statements and notes in the Annual Report on Form 10-KSB filed for the period ending December 31, 2007.

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

The significant accounting policies of the Company are described in Note 1 to the 2007 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 of the 2007 Form 10-KSB. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2007 consolidated financial statements. The Company adopted FASB Interpretation No. 157 and FASB Interpretation No. 159 effective January 1, 2008. Pursuant to the Company's election of the fair value option under FASB Interpretation No. 159, unrealized gains were recognized for the previous and current quarters. See Note 9, Fair Value Measurements.

RESULTS OF OPERATIONS
---------------------

For the quarter ended September 30, 2008, net income was $14,080 compared to net income of $32,987 in the third quarter of 2007. The net income for the the current period was the result of the unrealized gain of $27,087 from the fair value measurement of the MacuCLEAR Preferred Stock. The net income in 2007 was from a $35,125 gain from the sale of a portion of the Company's holdings in MacuCLEAR Preferred Stock. For the first nine months of 2008, net income was $124,715 or $0.02 per share, compared to net income of $1,644 for the same period in 2007. The income for the first nine months was the result of total year-to-date unrealized gains of $103,201 due to the fair value measurement of the MacuCLEAR Preferred Stock investment, plus a $35,125 gain from the sale of a portion the Company's holdings of MacuCLEAR Preferred Stock and the second quarter gain on the extinguishment of debt in the amount of $21,154.

Operating Expenses

Operating expenses primarily include administrative and accounting expenses, litigation settlement expense and acquisition expenses related to the MacuCLEAR Preferred Stock. General and administrative expenses were $12,757 and $30,437 for the three and nine months ended September 30, 2008 compared to $6,761 and $39,440 for the three and nine months ended September 30, 2007. The increase for the current quarter was due to the one-time expense for the preparation of tax returns for the past 10 years. Interest expense decreased period over period due to a reduction in outstanding debt to $24,315 for the current period from $149,247 for the period ending December 31, 2007. See Note 1 of the financial statements and notes in the Annual Report on Form 10-KSB filed for the period ending December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As a development stage company, Regent has funded operations through short-term borrowings and equity investment sales in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time.

As of September 30, 2008, the Company had total assets of $445,509 and total liabilities of $24,315. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at a rate of 8.5 percent per annum (see Note 7). The funds have been used for general corporate purposes and the outstanding balance as of November 1, 2008 is $13,520. The note was due on or before July 31, 2008 and is currently being renegotiated. Regent GLSC raised $375,000 of capital through the sale of 75,000 shares of its Series A Preferred Stock, which monies were used to purchase MacuCLEAR Preferred Stock. Regent GLSC has generated income in the amount of $76,581 through the sale of part of its holdings of MacuCLEAR Preferred Stock.

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


Date:  November 7, 2008            REGENT TECHNOLOGIES, INC.
                                          (Registrant)

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