Form 10-K
period 2008-12-31
REGENT TECHNOLOGIES INC
filed 2009-03-30
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the annual period ended December 31, 2008
--------------------------------------------------------------------------------

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


                             5646 Milton, Suite 722
                              Dallas, Texas 75206
                    (Address of principal executive offices)

                                  214-507-9507
                          (Issuer's telephone number)

                         Regent Petroleum Corporation
        (Former Name or Former Address of Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                            Yes         No   X
                                -----      -----

Indicate  by  check  mark if the  Registrant  is not  required  to file  reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act").
                            Yes         No   X
                                -----      -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X     No
                                -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2008, the registrant had 7,037,456 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2008.

                             REGENT TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          4
Item 1B. Unresolved Staff Comments                                             6
Item 2.  Properties                                                            6
Item 3.  Legal Proceedings                                                     6
Item 4.  Submission of Matters to a Vote of Securities Holders                 6

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                            7
Item 6.  Selected Financial Data                                               8
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8
Item 8.  Financial Statements and Supplementary Data                          13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                25
Item 9A. Controls and Procedures                                              25
Item 9B. Other Information                                                    26

                                    Part III

Item 10. Directors and Executive Officers                                     26
Item 11. Executive Compensation                                               28
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     29
Item 13. Certain Relationships and Related Transactions                       31
Item 14. Principal Accounting Fees and Services                               31

                                     Part IV

Item 15. Exhibits                                                             31

Signatures                                                                    32

                                     PART I
                                     ------
Item 1. Business
------- --------

General

The term "Company" and "Regent" when used herein mean Regent Technologies, Inc. and its subsidiaries. Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. In 1994, new management redirected the Company's core business toward the development of emerging technologies and the shareholders voted to rename the Company at a meeting held on December 19, 1994. Following the purchase in 1994 and the subsequent disposition of a landfill reclamation business, the Company entered into a license agreement to provide retail dialup access to the internet in 1996. During 1997 and 1998, the Company expanded its product offerings to include wireless telephone and dedicated internet access to professionals and corporations. At the shareholders' meeting on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the common stock of the Company. During 1999, the Company's subsidiary companies were divested in the ordinary course of business including the sale of Regent's internet assets to Allegiance Telecom, a NYSE company. Effective January 1, 1999, the Company re-entered the development state. During 1999 and 2000, new management issued common stock to insiders. In 2003, the current President initiated procedures for reclaiming shares of stock issued in 1999 and 2000 as void for failure of consideration. This process resulted in successfully canceling over 15,000,000 shares of common stock. See Item 3 - Legal Proceedings.

During 2005, the current President received the necessary information for auditing the books and records of the Company in order to file delinquent SEC reports. The Company has been current in its SEC filings since 2005 including the filing of the delinquent reports for the quarterly and annual periods from 1999 to 2004.

Recent Business Developments

During the first quarter, 2007, the Registrant formed a Texas corporation as a wholly owned subsidiary named Regent GLSC Technologies, Inc. ("Regent GLSC"). Regent GLSC was formed to develop operations related to the "global life science commercialization" process by working with inventors and research teams focused on the life science technologies. Regent GLSC's initial entry was the acquisition of a 10% ownership in MacuCLEAR, Inc. ("MacuCLEAR"), a company organized by Texas A & M University for the development of a treatment of the eye disease known as dry age-related macular degeneration. The equity ownership in MacuCLEAR was financed through the sale of preferred stock in Regent GLSC. See ITEM 7 - Management's Discussion and Analysis for Plan of Operation for the details and status of the MacuCLEAR.

Employees

The Company currently has one part-time employee. The Company also utilizes outside professionals with the number varying according to project requirements.

Affiliates and Associated Companies

Regent GLSC Technologies, Inc., a subsidiary of the Company, controls 22% of the Series A Convertible Preferred Stock of MacuCLEAR, Inc. This preferred stock position is convertible into 6.85% of the common stock ownership of MacuCLEAR. Two directors of Regent Technologies, Inc. comprise 40% of the voting board of MacuCLEAR. The President of Regent Technologies, Inc. is the Preferred Stock representative on the MacuCLEAR board. The President of Regent GLSC is the CEO and President of MacuCLEAR.

Transfer Agent

On December 28, 2007, the Company appointed Securities Transfer Corporation as the Transfer Agent to handle securities transactions for the Company. The address for Securities Transfer Corporation is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or through internet access via the Edgar reporting system.


Item 1A. Risk Factors
-------- ------------

The risks described below are among those that could materially and adversely affect the Company's business, financial condition or results of operations. These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future. These risks are not the only risks the Company faces, and other risks include factors not presently known as well as those that are currently considered to be less significant.

Risks Related to the Company's Life Science Opportunities
---------------------------------------------------------

Improper Assessment of the Acquired Asset's Estimated Value

Evaluations of new technologies and invention groups are based on best effort investigation of the research focus, the team strength and the potential market prospects. In this regard, the recovery of the amount advanced, as well as realization of a profit on marketing or licensing of a new product is dependent on the initial assessment or appraisal of the invention's estimated value. No assurance can be given that such appraisals will in any or all cases, be accurate. Also, since an appraisal fixes its value at a given point in time, subsequent events could adversely affect the prospect of financial recovery.
Such subsequent events may include nationwide, statewide or local economic, demographic, regulatory, medical or other legal, technical and pharmaceutical developments. Denial of FDA approval, an unforeseen ill effect of the formulation or unwillingness of medical practitioners to employ the new drug or medical device could adversely affect the value of a particular acquisition. The Company will not necessarily be able to predict with any certainty whether any of these events will occur after an acquisition is made. Improper assessment of the market value of the invention can result in reduced marketability of the asset and resale of the asset for an amount less than the a mount advanced. Although the skill of the Company management team lead us to believe that it can expertly identify and evaluate innovations, no assurances can be given that such innovations will produce a profit.

Competition

The Company has numerous competitors in life science operations, including angels and venture capital companies, which may lend or invest on an unsecured, as well as on a secured basis. In connection with its financing of medical research groups, competitors include numerous drug and technology companies. The Company expects that new competitors will enter the market for acquiring promising assets. Some of the competitors of the Company may have greater and more sophisticated development, financial, marketing, distribution and other resources than the Company. Increased competition may have a material adverse effect on the profitability of the Company.

Risks Associated with Operations

If expenses of operations  exceed the  anticipated income  of operations, Regent
GLSC may be required to dispose of the assets on disadvantageous terms, if necessary, to raise capital. In the event operations do not generate sufficient operating income to pay all of the operating expenses, taxes and debt service requirements, the Company may sustain a loss of its investment. There can be no assurance that the Company will not incur operating deficits.

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

Other Business Risks
--------------------

Failure to Obtain Financing on Acceptable terms

The Company's operations depend on its ability to obtain financing for its working capital and capital expenditure requirements and for making future acquisitions. If the Company is not able to obtain suitable financing, its costs could increase and its revenues could decrease, or the Company could be precluded from continuing its operations at current or desired levels, or from making future acquisitions. Increases in interest rates can make it more difficult and expensive to obtain the funds needed to operate the Company's businesses. The applicable interest rates on the revolving bank credit facilities that the Company has in place fluctuate based on changes in short-term interest rates. Increases in interest rates would increase the Company's interest expense and adversely affect the Company's results of operations and its ability to make acquisitions.

Inadequate Management and Internal Systems for Growth

To manage the Company's future growth, the Company's management must continue to improve operational and financial systems. As the Company continues to grow, it will also need to recruit and retain additional qualified management personnel, and its ability to do so will depend upon a number of factors, including the Company's results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. At the same time, the Company will likely be required to manage an increasing number of relationships with various customers and other parties. If the Company's management personnel, systems, procedures and controls are inadequate to support its operations, expansion could be slowed or halted and the opportunity to gain significant additional market share could be impaired or lost. Any inability on the part of the Company's management to manage the Company's growth effectively may adversely affect its results of operations.

Failure of the Company's Accounting Controls and Procedures

Although the Company evaluates its internal controls over financial reporting and the Company's disclosure controls and procedures at the end of each quarter, any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's results of operations.

Conflicts with Principal Shareholder

The Company has a principal shareholder, David A. Nelson, who, together with certain of his affiliates, currently controls approximately 52 % of the Company's outstanding common stock. This includes 49% beneficially owned and 150,000 shares controlled through a voting agreement. As a result, this share-holder exercises significant influence over the Company's major decisions, including through his ability to vote for the members of the Board of Directors. Because of this voting power, the principal shareholder could influence the Company to make decisions that might run counter to the wishes of the Company's other investors generally.

Item 1B. Unresolved Staff Comments
-------- -------------------------

None.

Item 2. Properties
------- ----------

Offices

The Company currently does not occupy separate office facilities but uses space on an as needed basis without charge provided by the President of the Company. The rental value of the space provided was not and is currently not material. Management expects that the Company will establish formal office space in 2009.

Item 3. Legal Proceedings
------- -----------------

During 2001, stockholder David A. Nelson initiated a lawsuit against the Company and management of the Company for issuing shares of common stock without valid consideration. The case was ordered for mediation and on February 27, 2003, the case was settled with former management concurring that 7,331,504 shares were issued without consideration and should be cancelled. Also, as part of the mediation settlement, it was agreed that the common stock owned by certain insiders and related legal entities would be returned and cancelled and that the Company would be indemnified against claims arising from the issuance of the insider Shares.

In the fourth quarter of 2005, the Company filed a claim against 35 defendants seeking a declaratory judgment that certain common shares were invalid for lack of Director approval plus failure of consideration and thus should be cancelled. Following the surrender of approximately 15,000,000 shares, the Company filed a default judgment on one defendant and a dismissal of the lawsuit. On May 16, 2008, the Company received notice that the default judgment had been rendered in favor of the Company and the lawsuit was terminated. The default judgment declared an additional 120,000 shares of common stock of the Company void and all shares were cancelled effective June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

No matters were presented for a vote to the shareholders of the Company in 2008.

                                     PART II
                                     -------

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
------- ------------------------------------------------------------------------
        Issuer Purchases of Equity
        --------------------------

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2008, security dealers did not report high and low bid quotations.

Shares Available Under Rule 144

There are currently 3,926,995 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 (the "Act"). Most of the restricted shares are held by affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least a year, including affiliates, may sell publicly without registration under the Act, within any three-month period, assuming compliance with other provisions of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

     1. 1% of the number of shares of the company's common stock then outstanding; or

     2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Other Shares Which May Be Issued

The following table lists additional shares of the Company's common stock which may be issued.

                                                          Number of      Note
                                                           Shares     Reference
                                                          ---------   ---------
   Shares subject to semi-annual vesting pursuant to
     a restricted stock grant award to the Directors       702,777        A

A - See Note 4, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 6. Selected Financial Data
------- -----------------------

Not applicable.


Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

INTRODUCTION
------------

    Statement of Forward-Looking Information
    ----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from projections in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the "Risk Factors" and elsewhere in this Annual Report. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

    Overview
    --------

Regent Technologies, Inc. is engaged in identifying and developing or acquiring emerging technologies. On April 17, 2007, Regent acquired ownership in the development of a life science technology with the purchase of MacuCLEAR Series A Preferred Stock through our subsidiary, Regent GLSC Technology, Inc. See Note 1, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

During 2008, the Company has continued its review of opportunities for the development or operation of new technologies. The discussions have focused principally on assuming operations of technologies in the areas of environmental services and energy development with an emphasis on alternative energy and the non-conventional development of energy resources.

    Regent GLSC Technologies, Inc.
    ------------------------------

During the first quarter of 2007, the Company formed Regent GLSC Technologies, Inc. as a subsidiary for the purpose of participating in the Global Life Science Commercialization process either as an operating company or as an investor with management or ownership control. On April 17, 2007, Regent GLSC acquired its initial entry into the GLSC market with the purchase of shares of Convertible Preferred Stock of MacuCLEAR, Inc. through the issuance of Regent GLSC Preferred Stock. MacuCLEAR, Inc. was formed by Texas A & M University as a drug discovery and development company focused on treating disorders of the eye. MacuCLEAR has the exclusive license of a platform technology for preventing the progression of of Age Related Macular Degeneration ("AMD"). AMD is a leading cause of blindness for people over the age of 50. There are an estimated 1.8 Million new cases of "Dry" and 200,000 "Wet" each year. These numbers double for global estimates. The total U.S. market potential is $18 billion based on current market treatment for the 10% who have wet AMD. The potential MacuCLEAR revenues are $1.5 billion in five years from licensing fees, milestone payments and royalties. MacuCLEAR has a senior team of business and life science professionals with significant industry experience. Philip G. Ralston is the CEO of MacuCLEAR and the President of Regent GLSC Technologies, Inc. He is also a director of Regent GLSC and a director of the Company. In addition, David A. Nelson, CEO of the Company, is a member of the Board of Directors of MacuCLEAR. See Part III, Item 10, for more information about David A. Nelson and Philip G. Ralston.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in this report and notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended December 31, 2008. The preparation of the referenced consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Notes 1 and 2 to the consolidated financial statements herein, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 herein. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2008 consolidated financial statements. There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates are based on SFAS No. 157. The Company adopted FASB Interpretation No. 157 and FASB Interpretation No. 159 effective January 1, 2008. Pursuant to the Company's election of the fair value option under FASB Interpretation No. 157, unrealized gains were recognized for the previous and current quarters. See Note 2, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PLAN OF OPERATION
-----------------

As a development stage company, Regent has focused on the identification of new technologies which we believe have the potential for commercialization. We conduct operations through our subsidiary, Regent GLSC Technologies, Inc. The Company expects to form one or more additional subsidiary companies for future operations. Our strategy is to initially acquire rights to technologies and products that are at or near commercialization. We plan to control operating companies which own or license emerging technologies. We do not intend to be an investment company, engaged primarily in holding or trading in securities. We are currently considering the commercialization of new technologies related to renewable energy and environmental services, as well as the life sciences.

Regent has funded operations through short-term borrowings and equity investment sales in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. There is no assurance that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital.

    Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
    ---------------------------------------------------------------------
    Results of Operations

For the period ended December 31, 2008, net income was $109,335 compared to net income of $7,443 for the same period ended 2007. The net income for fiscal 2008 was the result of total year-to-date unrealized gains of $103,201 due to the fair value measurement of the MacuCLEAR Preferred Stock acquisition, plus a $35,125 gain from the sale of a portion the Company's holdings of MacuCLEAR Preferred Stock and the gain on the extinguishment of debt in the amount of $21,154. The net income in 2007 was due to a $41,456 gain from the sale of a portion of the Company's holdings in MacuCLEAR Preferred Stock.

Operating expenses primarily include administrative and accounting expenses, litigation settlement expense and acquisition expense related to the MacuCLEAR Preferred Stock. General and administrative expenses were $33,277 for the period ended December 31, 2008 compared to $47,393 for the period ended December 31, 2007. The decrease was due to lower fees due to the change of stock transfer agents which was partially offset by the one-time expense for the preparation of tax returns for the past 10 years. Interest expense decreased period over period due to a reduction in outstanding debt to $14,105 for the fiscal period ended December 31, 2008 from $153,747 for the period ending December 31, 2007.

   Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
   ---------------------------------------------------------------------
   Results of Operations

For the period ended December 31, 2007, net income was $7,443 compared to net income of $52,990 for the period ended December 31, 2006. The net income for 2007 was created by a $41,456 gain from the sale of a portion of the Company's holdings in MacuCLEAR Preferred Stock. The net income in 2006 was the result of an $85,907 gain from the settlement of an outstanding note payable plus accrued interest in exchange for 64,000 shares of Company restricted common stock.

General and administrative expenses were $47,393 for the period ended December 31, 2007 compared to $22,916 for the same period in 2006. The increase was due to the organization expenses related to Regent GLSC and the professional fees for the preparing the Regent GLSC Series A Preferred Stock offering. Interest expense decreased period over period to $6,285 for the period ended 2007 from 10,001 for the period ended 2006 due to the settlement of an outstanding note payable for $64,000 in exchange for common stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company finances its operations from internally generated funds from stock sales, proceeds from sales of acquisitions and from borrowings under its various agreements. As of December 31, 2008, the Company had total assets of $432,169 and total liabilities of $14,105. The Company has borrowings under one note payable to a related party. See Note 3, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

   Cash Flows From Financing Activities
   ------------------------------------

Net cash provided by financing activities was $58,720 for the fiscal period ending December 31, 2008, compared to $379,600 for the same period in 2007. The Company has financed its operations primarily from stock issuances. During 2007 and 2008, the Company's sole subsidiary Regent GLSC raised $325,000 and $50,000, respectively, of capital through the sale of its Series A Preferred Stock. For the period ended December 31, 2008, the Company raised $100,000 through the sale of part of its ownership in MacuCLEAR Preferred Stock and $50,000 through the additional sales of Regent GLSC Series A Preferred Stock.

    Cash Flows From Operating Activities
    ------------------------------------

Net cash flows used in operating activities was $57,853, for the fiscal period ending December 31, 2008, compared to net cash flows used of $13,233 for the same period in 2007, primarily due to costs for the Regent GLSC organization and the MacuCLEAR stock acquisition costs.

    Cash Flows From Investing Activities
    ------------------------------------

During April 2007, the Company, through the newly-created subsidiary of Regent GLSC, used $350,000 to acquire a 10% ownership in MacuCLEAR. The equity ownership in MacuCLEAR was provided from cash flow through the sale of preferred stock in Regent GLSC.

    Future Payments Under Contractual Obligations
    ---------------------------------------------

Neither the Company nor its subsidiary have incurred future payment obligations. As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

The Company is not performing any product research and development at this time and it is not expected to purchase equipment or incur significant changes in the number of employees.

   Off-Balance Sheet Arrangements
   ------------------------------

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

NEW AND EMERGING ACCOUNTING STANDARDS
-------------------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As of January 1, 2008, the Company has adopted SFAS 157 which has had a material impact on the measurement of certain financial holdings. See Note 2, NOTES TO CONSOLI-DATED FINANCIAL STATEMENTS.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB
Statement No. 115," which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity  to mitigate  volatility  in earnings  caused by  measuring  related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51", which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB also issued SFAS No. 141(R), "Business Combinations (Revised)", which requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more businesses. The statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will affect the Company's accounting for future business combinations after the effective date and therefore has no impact on its current financial position, results of operations or cash flows.

The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc. and Subsidiary
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Regent Technologies, Inc. and Subsidiary, (the Company) (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and for the period January 1, 1999 through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2008 and 2007,and the results of their operations and cash flows for the years ended December 31, 2008 and 2007, and for the period January 1, 1999 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Turner, Stone & Company, L.L.P.
----------------------------------
March 18, 2009

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEET


                                                                       December 31,           December 31,
                                                                           2008                  2007
                                                                    ------------------    ------------------
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                          $      887            $       20
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -                     -
                                                                         ---------             ---------
Total Current Assets                                                           887                    20

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        2,400                 2,400
                                                                         ---------             ---------
                                                                            10,993                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                                  -                     -

Investments in affiliate (Note 2)                                          431,282               392,956
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  432,169            $  392,976
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $      214            $   36,170
   Accounts payable, stockholder                                                 -                10,000
   Note payable, related parties                                            13,520                94,800
   Accrued interest payable                                                    371                 8,277
                                                                         ---------             ---------
      Total Current Liabilities                                             14,105               149,247
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 75,000 and 65,000 shares issued
     and outstanding, Regent GLSC Technologies, Inc.                         7,500                 6,500
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 7,037,456 and 5,657,456
     shares issued and outstanding                                          70,375                56,575
   Paid-in capital in excess of par                                      3,720,245             3,670,045
   Accumulated deficit (including $32,057 deficit
     accumulated since reentering the development stage)                (3,380,056)           (3,489,391)
                                                                         ---------            ---------
                                                                           418,064               243,729
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  432,169            $  392,976
                                                                         =========             =========


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2008


                                                                             Cumulative
                                                                          Since Re-entering
                                                                          Development Stage
                                             2008             2007         January 1, 1999
                                         ------------     ------------      ------------

Revenues                                  $        -       $        -        $       -

Operating expenses:
   General and administrative                 33,277           38,921           292,442
                                           ---------        ---------         ---------
Operating loss                              ( 33,277)        ( 38,921)         (292,442)
                                           ---------        ---------         ---------
Other income and (expense):
    Gain on fair value measurement           103,201                -           103,201
    Gain on extinguishment of debt            21,154           19,665           145,340
    Gain on sale of investment                35,125           41,456            76,581
    Stock grant expense                     ( 15,000)        (  8,472)         ( 28,472)
    Interest expense                        (  1,868)        (  6,285)         ( 36,265)
                                           ---------        ---------         ---------
Total other income (expense)                 142,612           54,846           260,385

Income (loss) from continuing operations
  before income taxes                        109,335            7,443          ( 32,057)

Provisions for income taxes                        -                -                 -
                                           ---------        ---------         ---------
Net income (loss)                         $  109,335       $    7,443        $ ( 32,057)
                                           =========        =========         =========

Net income (loss) per common share
   (basic and diluted)                    $      .02       $        -
                                           =========        =========

Weighted Average Shares Outstanding        5,784,620        4,870,347


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2008

                                         Preferred Stock              Common Stock                                         Total
                                     -----------------------    -----------------------    Additional                  Stockholders'
                                     Issued                      Issued                     Paid-In     Accumulated       Equity
                                     Shares      Par Value       Shares      Par Value      Capital       Deficit        (Deficit)
                                     ------      ---------       ------      ---------      -------      --------        ---------

Balance at January 1, 1999                -       $      -     3,643,693    $  36,437     $3,148,871   $( 3,347,999)   $(  162,691)

Issuance of common stock in
  exchange for services
  at $.10 per share                       -              -        50,000          500          4,500              -          5,000

Issuance of common stock upon
  conversion of notes payable
  at $.11 per share                       -              -     1,800,000       18,000        172,000              -        190,000

Issuance of common stock with
  failed consideration                    -              -    50,877,713      508,777     (  508,777)             -              -

Net loss for 1999                         -              -             -            -              -    (   125,005)    (  125,005)

Issuance of common stock for
  settlement of lawsuit
  at $.10 per share                       -              -       140,000        1,400         12,600              -         14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                           -              -   (36,046,209)    (360,462)       360,462              -              -

Net loss for 2000                         -              -             -            -              -    (    19,938)    (   19,938)

Net loss for 2001, 2002 and 2003          -              -             -            -              -              -              -
                                  ---------    -----------   -----------     --------      ---------     ----------       ----------

Balance at December 31, 2003              -              -    20,465,197    $ 204,652     $3,189,656   $( 3,492,942)   $(   98,634)

Net loss for 2004                         -              -             -            -              -    (     7,936)    (    7,936)
                                  ---------    -----------    ----------     --------      ---------     ----------     ----------

Balance at December 31, 2004              -              -    20,465,197    $ 204,652     $3,189,656   $( 3,500,878)   $(  106,570)

Issuance of common stock with
  failed consideration returned
  and cancelled                           -              -   (   750,000)    (  7,500)         7,500              -              -

Cancellation of Treasury Stock            -              -   (    42,876)    (    429)           429              -              -

Net loss for 2005                         -              -             -            -              -    (    48,946)    (   48,946)
                                  ---------    -----------   -----------     --------      ---------     ----------     ----------

Balance at December 31, 2005              -              -    19,672,321    $ 196,723     $3,197,585   $( 3,549,824)   $(  155,516)

Issuance of common stock for debt
  settlement at $.06 per share            -              -        64,000          640          3,200                         3,840

Net income for 2006                       -              -             -            -              -         52,990         52,990
                                  ---------    -----------   -----------     --------      ---------     ----------     ----------

Balance at December 31, 2006              -              -    19,736,321    $ 197,363     $3,200,785   $( 3,496,834)   $(   98,686)

Issuance of subsidiary
   preferred stock                     65,000        6,500             -            -        318,500              -        325,000

Issuance of common stock as partial
  consideration under GHI, Ltd.
  sale at $.40 per share                    -            -         3,750           38          1,462              -          1,500

Common stock issued with failed
  consideration cancelled                   -            -   (14,929,838)    (149,298)       149,298              -              -

Issuance of restricted stock
  awards to directors                       -            -       847,223        8,472              -              -          8,472

Net income for 2007                         -            -             -            -              -          7,443          7,443
                                   ----------   ----------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2007           65,000    $   6,500     5,657,456    $  56,575     $3,670,045   $( 3,489,391)   $   243,729

Issuance of subsidiary
   preferred stock                     10,000        1,000             -            -         49,000              -         50,000

Common stock issued with failed
  consideration cancelled                   -            -   (   120,000)    (  1,200)         1,200              -              -

Issuance of restricted stock
  awards and bonus                          -            -     1,500,000       15,000              -              -         15,000

Net income for 2008                         -            -             -            -              -        109,335        109,335
                                   ----------    ---------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2008           75,000   $    7,500     7,037,456    $  70,375     $3,720,245   $( 3,380,056)   $   418,064
                                   ==========    =========   ===========     ========      =========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED December 31, 2008 AND 2007
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH December 31, 2008

               					  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2008               2007          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ 109,335           $   7,443          $ ( 32,057)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from fair value measurement                          (103,201)                  -            (103,201)
     Gain from extinguishment of debt                          ( 21,154)           ( 19,665)           (145,340)
     Gain from sale of investment                              ( 35,125)           ( 41,456)           ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                            15,000               8,472              28,472
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                   ( 14,802)             10,065              31,545
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase in accrued liabilities                           (  7,906)              5,386              35,108
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 57,853)           ( 29,755)           (127,633)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -            (350,000)           (350,000)
  Proceeds from sale of investments                             100,000                   -             100,000
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Investing Activities     100,000            (350,000)           (250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                          50,000             325,000             375,000
  Proceeds from note payable - related party                          -              54,600              94,800
  Repayments of notes payable                                  ( 91,280)                  -            ( 91,280)
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Financing Activities    ( 41,280)            379,600             378,520
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                     866                (155)                887

Cash At Beginning Of Period                                          20                 175                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $     887           $      20           $     887
                                                              =========           =========           =========
Interest paid                                                 $   9,721           $     900           $  10,621


                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock issued for director stock awards             $   5,000           $   8,472           $  13,472

    Common stock issued for bonus compensation                $  10,000           $       -           $  10,000

    Common stock returned in failed consideration
    and debt settlement                                       $   1,200           $ 149,298           $ 510,960

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $ 150,000           $ 150,000

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $ 148,500           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $   1,500           $   1,500



The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
    -------------------------------------------------------------------

    Organization and principles of consolidation
    --------------------------------------------

The term "Company" and "Regent" when used herein mean Regent Technologies, Inc. and its subsidiaries. Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. In 1994, new management redirected the Company's core business toward the development of emerging technologies and the shareholders voted to rename the Company at a meeting held on December 19, 1994. Following the purchase in 1994 and the subsequent disposition of a landfill reclamation business, the Company entered into a license agreement to provide retail dialup access to the internet in 1996. During 1997 and 1998, the Company expanded its product offerings to include wireless telephone and dedicated internet access to professionals and corporations. At the shareholders' meeting on March 4, 1998, the shareholders approved a 1 for 6 reverse split of the common stock of the Company. During 1999, the Company's subsidiary companies were divested in the ordinary course of business including the sale of Regent's internet assets to Allegiance Telecom, a NYSE company. Effective January 1, 1999, the Company re-entered the development state.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary (individually and collectively, as the context requires, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Going concern uncertainties
    ---------------------------

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

    Development stage activities
    ----------------------------

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

    Fiscal year
    -----------

The Company's fiscal year ends on December 31. All references to 2008, 2007 and 2006 mean the fiscal years ended December 31, 2008, 2007 and 2006 unless the context otherwise indicates.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Cash and cash equivalents
    -------------------------

Cash equivalents consist of short-term, highly liquid investments that have an original maturity of ninety days or less and are readily convertible into cash.

    Income taxes
    ------------

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

    Management estimates
    --------------------

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

    Fair Value of Financial Instruments
    -----------------------------------

In accordance with the reporting requirements of Statements on Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable also approximate fair value based on the terms of these instruments. None of these instruments are held for trading purposes.

    Earnings (Loss) per Share
    -------------------------

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2008 and 2007, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

    Reclassifications
    -----------------

Certain reclassifications have been made to the 2007 financial information to conform with the 2008 presentation.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Recent Accounting Pronouncements
     --------------------------------

During the year ended December 31, 2008, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronounce-ments has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these merging issues to assess any potential future impact on its consolidated financial statements.


2.  INVESTMENTS IN AFFILIATE:
    -------------------------

    Adoption of SFAS No. 157
    ------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The Company adopted the provisions of FASB Interpretation No. 157 ("SFAS No. 157") as of January 1, 2008. The SFAS No. 157 fair value hierarchy specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by SFAS No. 157, investments are classified within the level of the lowest significant input considered in determining fair value. Investments classified within Level 3 consider several inputs and may include Level 1 or Level 2 inputs as components of the overall fair value measurement. The table below sets forth information about the level within the fair value hierarchy at which the Company's investments are measured at December 31, 2008:



    Investment in affiliate
    -----------------------
                                LEVEL 1           LEVEL 2            LEVEL 3             TOTAL
                            --------------    ---------------    ---------------    ---------------
MacuCLEAR Preferred Stock   $           --    $            --    $       431,282    $       431,282
                            ==============    ===============    ===============    ===============


    Sale of investment in affiliate
    -------------------------------

The Company determined that its investment in MacuCLEAR Preferred Stock, was valued fairly for the first quarter due to the nominal sales of the Preferred Stock since the date of issuance, April 17, 2007. Regent GLSC's acquisition of MacuCLEAR Preferred Stock was purchased for $2.595 per share in April, 2007. During the second quarter of 2007, Regent GLSC sold 41,250 shares for $3.60 per share to GHI, Ltd. and during the first quarter of 2008, the Company sold 25,000 shares for $4.00 per share to a private investor. Both sales were arms-length transactions with independent third-parties. As additional input to the valua-tion process, MacuCLEAR has received FDA approval for human clinical trials and has sold over 100,000 shares of MacuCLEAR Preferred Stock for $4.50 per share during the third and fourth quarter, 2008, and in the first quarter, 2009.

Therefore, the Company applied $4.50 per share as the measurement of fair value for its direct holdings in MacuCLEAR Series A Preferred Stock and due to the materiality of the appreciation, the amounts of $76,114 and $27,087 were recognized as gains for the second and third quarters, respectively for a total of $103,201 year-to-date. The following is a reconciliation in which significant input under Level 3 was used in determining the value of the investment:

                                               Investment in
                                               affiliate
                                               --------------

Beginning Balance as of 12/31/07               $      392,956
Realized gain/(loss)                                   35,125
Change in unrealized
appreciation/(depreciation)                           103,201
Net purchase/sales                                   (100,000)
Net transfers in and/or out of
Level 3                                                    --
                                               --------------
ENDING BALANCE AS OF 12/31/08                  $      431,282
                                               ==============

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  NOTES PAYABLE:
    --------------

As of December 31, 2008, the Company owes $13,891 principal and interest to NR Partners under a note payable which matured on July 31, 2008. The note payable automatically renews monthly and bears interest at a rate of eight percent per annum. See Note 9 - RELATED PARTY TRANSACTIONS.

4.  STOCK BASED COMPENSATION:
    -------------------------

    Stock Award Agreements
    ----------------------

In December 2007, the Company entered into restricted stock award agreements with its directors under which it may be required to issue up to 2,000,000 shares of common stock, 500,000 shares to each director. The restricted stock awards vest over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President in 2007 and 347,223 and 450,000 shares to the remaining Directors in 2007 and 2008, respectively. The grant was valued at $2,000 for tax purposes, being the value of the shares on the day the agreement was completed. The Company has valued the shares at $20,000 for book, being the par value of the stock. The total cost of the restricted stock grant will be recognized in the consolidated statement of operations at the dates of vesting over an estimated period of three years. The Company accounts for restricted stock grants and stock awards in accordance with SFAS No. 123(R), "Accounting for Stock-Based Compensation." Accordingly, the Company recognized the amounts of $5,000 and $8,742 as stock-based compensation expense for the fiscal periods ended 2008 and 2007, respectively, based on the par value of the stock issued. As of December 31, 2008, 702,777 shares remain unvested and unissued under the director award agreements.

    Stock Bonus
    -----------

In addition, the Company granted the President a $10,000 compensation bonus for the period ended December 31, 2008, which amount was paid with 1,000,000 shares of new restricted common stock and the amount of $10,000 as stock-based compensation was expensed for 2008 based on the par value of the stock issued.

5.  EXTINGUISHMENT OF DEBT:
    -----------------------

During the six months ended June 30, 2008, the Company determined that the statute of limitations under the laws of the State of Texas had expired on certain debts previously carried on its financial statements since 1999. Accordingly, the Company recognized a gain of $21,154 for the extinguishment of those debts at the end of the second quarter.

6.  INCOME TAXES:
    -------------

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008 the Company had a deferred tax asset totaling approximately $364,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,070,000 and the allowance for uncollectible settlements and note receivable, which will expire through 2026. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change" as defined by the Internal Reve-nue Code of 1986, the Company's ability to utilize the net operating losses could be reduced.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2008 and 2007 and for the period January 1, 1999 through December 31, 2008 is as follows:

                                                                                                 Cumulative
                                                                                             Since Re-entering
                                                Year Ended                Year Ended         Development Stage
                                                 12/31/08                  12/31/07           January 1, 1999
                                             ------------------       -------------------    -----------------
Tax benefit (expense) computed
     at statutory rate				$ (37,174)              $    2,531              $   48,000
State income taxes                                       	                 -		  (       )
Expiration of NOL Carryforward                          -                        -                       -
Increase (decrease) in valuation allowance         37,174                 (  2,531)               ( 48,000)
                                                 --------                 --------                --------
                                                $       -                $       -               $       -
                                                 =========                =========               =========

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2008, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.

						 2008         2007
        					 ----         ----
	Deferred tax assets:
	  Net operating loss carry forward   $ 363,687    $ 365,773

	Less valuation allowance              (328,599)    (365,773)
					      --------     --------
                                                35,088            -
	Deferred tax liabilities:
	  Unrealized gain on investments        35,088            -
                                              --------     --------
	Net deferred tax assets              $       -    $       -
                                              ========     ========

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  SHAREHOLDERS' EQUITY:
    ---------------------

    Common Stock
    ------------

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of December 31, 2008, 7,037,456 shares of common stock are outstanding. This compares to 5,657,456 shares for the same period in 2007 with the difference due to issuances under stock-based compensation (Note 4) and the cancellation of 120,000 shares as a result of a favorable default judgment (Note 8).

    Stock options
    -------------

In 1998, in connection with a private placement of the Company's common shares, the Company issued 333,333 warrants to purchase restricted common stock at $1.00 per share and expiring on June 30, 2003. In 1999, the Company issued to a director an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.25 and expiring on June 30, 2004. Other than the above options and warrants, no other options, warrants or similar rights have been granted and all options have expired without execution.

    Subsidiary Preferred Stock
    --------------------------

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

Effective March 7, 2008, Regent GLSC sold 25,000 shares of MacuCLEAR Preferred stock for $100,000 and a gain of $35,125 was recognized. As of the date of this annual filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 72,254 shares are beneficially held for the holders of Regent GLSC Preferred Stock.

8.  LITIGATION:
    -----------

The Company received notification on May 16, 2008, that the Court had rendered a default judgment in favor of the Company counter-claim against the last defen-dant in the case styled Leake v. Regent Technologies, Inc. which included the ruling that 120,000 common stock shares of the Company should be cancelled as unauthorized shares issued without consideration. See PART I, Item 3 herein. With the conclusion of this case, there is no other litigation, threatened or pending.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  RELATED PARTY TRANSACTIONS:
    ---------------------------

    Notes payable
    -------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR borrowings outstanding at December 31, 2007 was $89,800. On December 28, 2007, the Company borrowed $5,000 under a promissory note to director Phil Ralston. During the fiscal year, the Company made payments toward the NR Partners note totaling $76,280 in principal and $9,773 in interest. During the second quarter, the Company repaid the $5,000 note payable to Phil Ralston and during the fourth quarter, the Company paid $10,000 to David A. Nelson for the outstanding account payable from 1999.

    Sale of investment in affiliate
    -------------------------------

As an inducement for GHI, Ltd. to enter into the purchase of 41,250 shares of MacuCLEAR Preferred Stock from Regent GLSC, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR as a security for damages, if any, resulting from Regent GLSC's default in the final payment on the promissory note to MacuCLEAR. Effective September 30, 2007, the security interest was released and the sale to GHI, Ltd. finalized following the termination of the MacuCLEAR promissory note without default as approved by the Board of MacuCLEAR.


Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
        Financial Disclosure
        --------------------
None

Item 9A. Controls and Procedures
-------- -----------------------

Evaluation of Disclosure Controls and Procedures

Regent is a development stage company with no revenues and during the period covered by this annual report, our senior management had responsibility for our internal controls and procedures over our financial reporting. Regent's senior management, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act of 1934) as of the end of the period covered by this report. As a result, the chief financial officer has concluded that the evaluation of such controls and proce-dures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the Company's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's report on Internal Control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15f under the Securities Exchange Act of 1934. Regent's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstate-ments. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
-------- -----------------
None

                                    PART III
                                    --------

Item 10. Directors, Executive Officers and Corporate Governance
-------- ------------------------------------------------------

The Executive Officers and Directors of the Company and their respective ages as of December 31, 2008 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
David A. Nelson             60        June, 2003            MacuCLEAR, Inc.
Philip G. Ralston           63        June, 2007            MacuCLEAR, Inc.
David L. Ramsour            67        June, 2007                 None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:              Officer Since
------------------         ----         -------             --------------
David A. Nelson             60    President, CEO, CFO       June, 2003
David L. Ramsour            67         Secretary            December, 2007

David A. Nelson, has been a licensed attorney in Texas since 1978. He started his professional career with Republic National Bank of Dallas in 1971. In 1983, he became Corporate Counsel for Richardson Energy Corporation and in 1984 formed his own oil and gas company with the primary focus on natural gas production and gas gathering. From 1989 to 1992, he was the Chairman and CEO of Intramerican Oil and Minerals, a public oil and gas company. He presided over the expansion of oil and gas proven reserves for 4 consecutive years, and the company's first three years of profitability in ten years of previous operations. Acquisitions included oil and gas production and gas gathering systems in Texas, Oklahoma and Louisiana. Intramerican became the predecessor company to a NYSE company. From 1992 through 1998, Mr. Nelson was President of Regent Technologies, Inc., also a publicly traded company. During his tenure, Regent was active in the internet services and connectivity business. In 1998, Regent's internet assets were acquired by Allegiance Telecom, a NYSE company and Mr. Nelson returned to the financial services business. From January 1999 to September 2001, Mr. Nelson was President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company. He holds various investment fiduciary designations and NASD licenses. He is a graduate of Baylor University with BA and JD degrees and a Master of Computing Sciences from Texas A & M University.

Philip G. Ralston has spent thirty plus years in the life science industry as a senior executive, inventor, company founder, venture capitalist, and business coach. Phil received a solid foundation in product development and technology commercialization at Baxter Healthcare, as Director of Biomedical Engineering, a corporate level group focused on strategic projects that advanced the state-of-the-art. Since leaving Baxter, Mr. Ralston has started four companies, has been the senior operating executive of two mid-size medical device companies, and for the last decade has been a business coach for several Fortune 500, mid-size and start-up clients. Mr. Ralston has a Master of Business Administration from the Kellogg School of Management at Northwestern University, and a Bachelor of Science Degree in Chemistry from Brigham Young University. He is a charter board member of the Medical Device Manufacturers Association and currently serves on the advisory board of the Houston Technology Center and Medici Biomedical Development Center.

David L. Ramsour, PhD, has served as a financial and economic strategist for the past 35 years. He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares. Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist. At the Bank of Hawaii, Dr. Ramsour headed the Bank's division assessing Fed policy, rates and credit and investment conditions in the US, Europe, Asia and the Pacific, and provided portfolio, market and project feasibility counsel for the Bank and its clients. Dr. Ramsour left Bancorp Hawaii in 1995 to begin work on behalf of the Governor of Guam in the development of an extensive industrial restructuring. Over the ensuing years, he has worked as a consultant to a great number of US, Pacific and Asian corporate and government enterprises and has spoken to international conferences there and in Europe. Dr. Ramsour also served on various task forces and policy committees including three-terms as a member of the American Bankers Association Council of Economic Advisors in Washington, DC. Dr. Ramsour is a graduate of Baylor University with a Bachelor and Master's degree and received his PhD in international finance from the University of Texas at Dallas. He holds an NASD Series 63 license.

Section 16(A) Beneficial Ownership Reporting Compliance

During the 2008 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

Effective March 1, 2006, the Board of Directors adopted a Code of Ethics that will apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

At present, Regent does not maintain an audit committee, instead the Company's management and board of directors is responsible to review all audit matters.

Item 11. Executive Compensation
-------- ----------------------

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of Regent by any person for all services rendered in any capacity to Regent for the present fiscal year.

Currently, our officers and/or directors are not being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees are party to any employment agreements.


                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                  Restricted                Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
David A.        2008     0         0       $ 10,000        0          0            0             0         0
Nelson          2007     0         0       $  5,000        0          0            0             0         0
President,      2006     0         0              0        0          0            0             0         0
CEO, CFO,
Director

David L.        2008     0         0       $  1,500        0          0            0             0         0
Ramsour         2007     0         0       $  1,167        0          0            0             0         0
Secretary,      2006    N/A       N/A            N/A      N/A        N/A          N/A           N/A       N/A
Director

Philip G.       2008     0         0       $  1,500        0          0            0             0         0
Ralston,        2007     0         0       $  1,306        0          0            0             0         0
Director        2006    N/A       N/A            N/A      N/A        N/A          N/A           N/A       N/A

Douglas R.      2008     0         0       $  1,500        0          0            0             0         0
Baum,           2007     0         0       $  1,000        0          0            0             0         0
Subsidiary      2006    N/A       N/A            N/A      N/A        N/A          N/A           N/A       N/A
Director


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
David A.       0              0              0           0           0           0            0           0            0
Nelson

David L.       0              0              0           0           0           233,333      $233         0            0
Ramsour

Philip G.      0              0              0           0           0           219,444      $219         0            0
Ralston

Douglas R.     0              0              0           0           0           250,000      $250         0            0
Baum



                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
David A.            0         $5,000      0            0                0               0            0
Nelson

David L.            0         $1,500      0            0                0               0            0
Ramsour

Philip G.           0         $1,500      0            0                0               0            0
Ralston

Douglas R.          0         $1,500      0            0                0               0            0
Baum


Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

Principal Shareholders

As of December 31, 2008, there are 7,037,456 shares of Common Stock issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.


Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       David A. Nelson                   (1)  3,465,798        49.2%
                   18 St. Laurent Place
                   Dallas, TX 75225

Common Stock       Philip G. Ralston, Jr.            (2)    280,556         4.0%
                   3417 Grand Mesa Drive
                   Plano, TX 75025

Common Stock       David L. Ramsour                  (3)    266,667         3.8%
                   6807 Hyde Park
                   Dallas, Texas 75231

Common Stock       Douglas R. Baum                   (4)    250,000         3.6%
                   5000 Raffee Cove
                   Austin, Texas 78731

Common Stock	   All officers and directors        (5)  4,263,021        60.6%
		   as a group



(1) David A. Nelson is the President, Chief Executive Officer, Chief Financial Officer and a director of Regent. He is also the CEO and a director of Regent GLSC. At the date of the filing of this report. This figure includes:
(i) 2,988,834 restricted shares and 213,281 unrestricted shares held of record or beneficially by David A. Nelson; (ii) 16,667 restricted shares and 70,835 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 176,181 held directly or beneficially in brokerage accounts. Mr. Nelson also holds a voting agreement with the right to vote an additional 150,000 shares.

(2) Philip G. Ralston is a director of Regent and the President and a director of Regent GLSC. All shares are restricted and held directly.

(3) David L. Ramsour is a director and the Secretary of Regent. All shares are restricted and held directly.

(4) Douglas R. Baum is a director of Regent GLSC, a subsidiary of Registrant. All shares are restricted and held directly.

(5) This figure includes the shares of the officers and directors. There are no outstanding options or warrants as of the date of the filing of this report.

Item  13. Certain   Relationships  and  Related   Transactions,   and  Director
--------- ---------------------------------------------------------------------
          Independence
          ------------

As an inducement for GHI, Ltd. to enter into the purchase of 41,250 shares of MacuCLEAR Preferred Stock from Regent GLSC, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR as a security. See Note 9 - NOTES TO CONSOLIDATED FINANCIAL STATMENTS.

Item 14. Principal Accounting Fees and Services
-------- --------------------------------------

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

                                          2008            2007
                                          ----            ----
     1. Audit Fees                     $30,735         $21,010
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0
----------
* There were no other fees billed to Regent by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

Although Regent has three directors, the Company does not maintain a standing audit committee. Although the Company does not maintain an audit committee, all professional services are pre-approved by the Board of Directors, including the audit fees listed in Item 1. The balance of the services described in Items 2 or 3 above are pre-approved only to the extent that discussions are held with the principal independent accountant for Regent prior to the commencement of any services by the accountant, during which time services to be performed by the accountant on behalf of Regent were outlined.

                                    PART IV
                                    -------

Item 15. Exhibits and Financial Statement Schedules
-------- ------------------------------------------

(a)  1. Financial Statements. The following consolidated financial statements
        ---------------------
and supplementary financial information are filed as part of this report:

     Regent Technologies, Inc. and Subsidiary:

     Management's Report on Internal Control Over Financial Reporting

     Report of Independent Registered Public Accounting Firm dated March 18, 2009 - Turner, Stone & Company, LLP

     Consolidated Balance Sheets - December 31, 2008 and 2007

     Consolidated Statements of Income for the Years Ended December 31, 2008

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008

     Consolidated  Statements of Cash Flows for the Years Ended December 31,
     2008

     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules.  The following financial statement
         ------------------------------
schedule is filed as part of this report:

     Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3.  Exhibits.
          ---------

      The exhibits filed in this report are listed in the Exhibit Index.


(b)   Exhibits.  See (a)3 above.
      ---------

(c)   Financial Statement Schedules.  See (a)2 above.
      ------------------------------

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

                                                REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: March 27, 2009
                                                --------------------------------

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