Form 10-Q
period 2009-03-31
REGENT TECHNOLOGIES INC
filed 2009-05-20
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2009
--------------------------------------------------------------------------------

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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of May 1, 2009 was 7,037,456.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                 March 31, 2009

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at March 31, 2009 and December 31, 2008 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three Months Ended March 31, 2009 and 2008
    For the Period from Inception (January 1, 1999) to
      March 31, 2009

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Three Months Ended March 31, 2009 and 2008
    For the Period from Inception (January 1, 1999) to
      March 31, 2009

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Item 4.  Controls and Procedures                                           8

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 8

Item 1A. Risk Factors                                                      8

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURE                                                                 10

EXHIBIT INDEX                                                             11

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2009

                                                                          March 31,           December 31,
                                                                            2009                  2008
                                                                    ------------------    ------------------
                                     ASSETS                             (Unaudited)              Audited

CURRENT ASSETS
  Cash in bank                                                          $       36            $      886
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -                     -
                                                                         ---------             ---------
Total Current Assets                                                            36                   886

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        2,400                 2,400
                                                                         ---------             ---------
                                                                            10,993                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                                  -                     -

Investments in affiliate (Note 5)                                          431,282               431,282
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  431,318            $  432,168
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $    3,413            $      214
   Accounts payable, stockholder                                                 -                     -
   Note payable, related parties                                            15,820                13,520
   Accrued interest payable                                                    656                   371
                                                                         ---------             ---------
      Total Current Liabilities                                             19,789                14,105
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 75,000 shares issued
     and outstanding, Regent GLSC Technologies, Inc.                         7,500                 7,500
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 7,037,456 shares issued
     and outstanding                                                        70,375                70,375
   Paid-in capital in excess of par                                      3,720,245             3,720,245
   Accumulated deficit (including $38,691 deficit
     accumulated since reentering the development stage)                (3,386,691)           (3,380,057)
                                                                         ---------             ---------
                                                                           411,429               418,063
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  431,318            $  432,168
                                                                         =========             =========

 The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2009
                                  (UNAUDITED)

						  		   	       Cumulative
                                                                            Since Re-entering
                                     For the Three Months Ended March 31,   Development Stage
                                            2009               2008          January 1, 1999
                                        ------------        ------------      ------------

Revenues                                  $        -        $       -        $       -

Operating expenses:
   General and administrative                  6,350           14,069           303,792
                                           ---------        ---------         ---------
Operating loss                              (  6,350)        ( 14,069)         (303,792)
                                           ---------        ---------         ---------
Other income and (expense):
    Gain on fair value measurement                 -                -           103,201
    Gain on extinguishment of debt                 -                -           145,340
    Gain on sale of investment                     -           35,125            76,581
    Stock grant expense                            -                -          ( 23,472)
    Interest expense                        (    284)        (  1,036)         ( 36,549)
                                           ---------        ---------         ---------
Total other income (expense)                (    284)          34,089           265,101

Income (loss) from continuing operations
  before income taxes                       (  6,634)          20,020          ( 38,691)

Provisions for income taxes                        -                -                 -
                                           ---------        ---------         ---------
Net income (loss)                         $ (  6,634)      $   20,020        $ ( 38,691)
                                           =========        =========         =========

Net income (loss) per common share
   (basic and diluted)                    $        -       $        -
                                           =========        =========

Weighted Average Shares Outstanding        7,037,456        5,657,456
                                           =========        =========


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2009
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                 2009               2008          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $(  6,634)           $  20,020          $( 38,691)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from fair value measurement                                 -                   -            (103,201)
     Gain from extinguishment of debt                                 -                   -            (145,340)
     Gain from sale of investment                                     -            ( 35,125)           ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -              28,472
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable                      3,200            (  3,458)             34,745
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase (decrease) in accrued liabilities                     284            (  7,965)             35,392
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  (  3,150)           ( 26,528)           (130,783)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Proceeds from sale of investments                                   -             100,000             100,000
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Investing Activities           -             100,000            (250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                               -              50,000             375,000
  Proceeds from note payable - related party                      2,300                   -              97,100
  Repayments of notes payable                                         -            ( 76,280)           ( 91,280)
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Financing Activities           -            ( 26,280)            380,820
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                (    850)             47,192                  36

Cash At Beginning Of Period                                         886                  20                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $      36           $  47,212           $      36
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock issued for director stock awards             $       -           $       -           $  13,472

    Common stock issued for bonus compensation                $       -           $       -           $  10,000

    Common stock returned in failed consideration
    and debt settlement                                       $       -           $       -           $ 510,960

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $       -           $ 150,000

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $       -           $   1,500


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

2.     SIGNIFICANT ACCOUNTING POLICIES
       -------------------------------

The significant accounting policies of the Company are described in Note 1 to the 2008 consolidated financial statements of the 2008 Form 10-K, and the criti-cal accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 of the 2008 Form 10-K and in Item 2 of this quarterly report. In management's opinion, the accounting policies and estimates presented in the 2008 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-K for the period ended December 31, 2008, which was previously filed with the Securities and Exchange Commission.

3.     GOING CONCERN UNCERTAINTIES
       ---------------------------

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

4.     CAPITAL STRUCTURE DISCLOSURES
       -----------------------------

Common Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of this interim report, 7,037,456 shares of common stock are outstanding. This compares to 5,657,456 shares for the same period in 2008 with the difference due primarily to stock issuances under stock-based compensation. See Note 4 in the notes to the consolidated financial statements of the 2008 Form 10-K.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Preferred Stock

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000.00 received from four purchasers of a private offering of shares of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering in $50,000.00 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 0.5% of the outstanding shares of common stock of MacuCLEAR, non-dilutable for 24 months ending April 17, 2009. MacuCLEAR Preferred Stock was purchased by Regent GLSC with the proceeds raised in the offering. Regent GLSC accepted Preferred Stock purchase agreements in the total amount of $375,000.00.

5.     INVESTMENTS IN AFFILIATE
       ------------------------

As of the date of this quarterly filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 72,254 shares are beneficially held for the holders of Regent GLSC Preferred Stock. The Company adopted the provisions of FASB Interpretation No. 157 ("SFAS No. 157") as of January 1, 2008 and utilizes the SFAS No. 157 valuation process to determine the fair value of the MacuCLEAR Preferred Stock. Under this process, the Company has determined the fair value for these holdings has not changed from the amount determined for the period ended December 31, 2008 based on continuous sales during this quarter by MacuCLEAR at the same price as sales of MacuCLEAR Preferred Stock in the prior quarter. See Note 2 in the notes to the consolidated financial statements of the 2008 Form 10-K.

6.     NOTES PAYABLE - RELATED PARTIES
       -------------------------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR borrowings outstanding at December 31, 2008 was $13,520. During the first quarter, the we borrowed an additional $2,300 from NR Partners for corporate purposes. The note matured effective July 31, 2008 and continues month-to-month with interest accruing at the rate of 8.5 percent per annum.


Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

INTRODUCTION - STATEMENT OF FORWARD-LOOKING INFORMATION
-------------------------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from projections in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the "Risk Factors" and elsewhere in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K filed for the period ending December 31, 2008 for a full understanding of our financial position and results of operations for the three month period ended March 31, 2009.

OVERVIEW
--------

Regent Technologies, Inc., a Colorado corporation, is listed on the OTC Bulletin Board under the symbol "REGT". The Registrant ("Regent," "Company," "we," "our" or "us") is a development stage company focused on the identification of new technologies which we believe have the potential for commercialization. We conduct operations through our subsidiary, Regent GLSC Technologies, Inc. The Company expects to form one or more additional subsidiary companies for future operations. Our strategy is to initially acquire rights to technologies and products that are at or near commercialization. We plan to control operating companies which own or license emerging technologies. We do not intend to be an investment company, engaged primarily in holding or trading in securities. We are currently considering the commercialization of new technologies related to renewable energy and environmental services, as well as the life sciences.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in this quarterly report and in the 2008 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended December 31, 2008.
The preparation of the referenced consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2008 Form 10-K consolidated financial statements and the critical accounting policies and estimates are described in Management's Discussion and Analysis in
Item 7 of the 2008 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2008 consolidated financial statements. The Company adopted FASB Interpretation No. 157 and FASB Interpretation No. 159 effective January 1, 2008. Pursuant to the Company's election of the fair value option under FASB Interpretation No. 159, unrealized gains were recognized for the previous and current quarters. See Note 5 herein, INVESTMENTS IN AFFILIATE.

RESULTS OF OPERATIONS
---------------------

Revenues

The Company had no sales for the quarterly periods ended March 31, 2009 and March 31, 2008.

Operating Expenses

Operating expenses primarily include accounting and administrative expenses. General and administrative expenses were $6,350 for the three months ended March 31, 2009 compared to $14,069 for the three months ended March 31, 2008. The decrease in administrative expenses is the result of reduced expenses due to lower stock transfer and legal fees. Interest expense was $284 for the three months ended March 31, 2009 compared to $1,036 during the three months ended March 31, 2008.

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

As of March 31, 2009, the Company had total assets of $431,319 and total liabilities of $19,890. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at a rate of 8.5 percent per annum (see Note 7). The funds have been used for general corporate purposes and the outstanding balance as of May 1, 2009 is $15,820. The note was due on or before before July 31, 2008 and was increased $2,300 during the current quarter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2008.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on Regent's financial position or operations. See Note 8 in our Annual Report on Form 10-K as of December 31, 2008 for a discussion of prior legal proceedings.

Item 1A.  Risk Factors.
--------  -------------

The discussion in Part I, "Item 1A. Risk Factors." in the Company's 2008 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 2.  Changes in Securities.
------   ----------------------

         None.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         None.

Item 5.  Other Information.
-------  ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a) Exhibits

         Exhibit 31.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                     None

                                   SIGNATURE


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May 20, 2009                 REGENT TECHNOLOGIES, INC.
                                          (Registrant)

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