Form 10-Q
period 2009-06-30
REGENT TECHNOLOGIES INC
filed 2009-07-23
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2009
--------------------------------------------------------------------------------

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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of August 1, 2009 was 7,262,456.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                 June 30, 2009

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at June 30, 2009 and December 31, 2008 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Six Months Ended June 30, 2009 and 2008
    For the Period from Inception (January 1, 1999) to
      June 30, 2009

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Six Months Ended June 30, 2009 and 2008
    For the Period from Inception (January 1, 1999) to
      June 30, 2009

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Item 4.  Controls and Procedures                                           8

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 8

Item 1A. Risk Factors                                                      8

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURE                                                                 10

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2009

                                                                          June 30,            December 31,
                                                                            2009                  2008
                                                                    ------------------    ------------------
                                     ASSETS                             (Unaudited)              Audited

CURRENT ASSETS
  Cash in bank                                                          $       39            $      886
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -                     -
                                                                         ---------             ---------
Total Current Assets                                                            39                   886

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        2,400                 2,400
                                                                         ---------             ---------
                                                                            10,993                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                                  -                     -

Investments in affiliate (Note 5)                                          431,282               431,282
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  431,321            $  432,168
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $    5,604            $      214
   Note payable, related parties                                            16,100                13,520
   Accrued interest payable                                                    991                   371
                                                                         ---------             ---------
      Total Current Liabilities                                             22,695                14,105
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 75,000 shares issued
     and outstanding, Regent GLSC Technologies, Inc.                         7,500                 7,500
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 7,262,456 and 7,037,456 shares
     issued and outstanding, respectively                                   72,625                70,375
   Paid-in capital in excess of par                                      3,720,245             3,720,245
   Accumulated deficit (including $43,744 deficit
     accumulated since reentering the development stage)                (3,391,744)           (3,380,057)
                                                                         ---------             ---------
                                                                           408,626               418,063
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  431,321            $  432,168
                                                                         =========             =========

 The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH JUNE 30, 2009
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              six              six            Cumulative
                                            months           months            months           months      Since Re-entering
                                          ended June       ended June        ended June       ended June    Development Stage
                                           30, 2009         30, 2008          30, 2009         30, 2008      January 1, 1999
                                         ------------     ------------      ------------     ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                 2,468             3,611            8,817            17,680           306,260
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                             (  2,468)         (  3,611)        (  8,817)         ( 17,680)         (306,260)
                                           ---------        ---------        ---------         ---------         ---------
Other income and (expense):
    Gain on fair value measurement                -            76,114                -            76,114           103,201
    Gain on extinguishment of debt                -            21,154                -            21,154           145,340
    Gain on sale of investment                    -                 -                -            35,125            76,581
    Stock grant expense                    (  2,250)         (  2,750)        (  2,250)         (  2,750)         ( 25,722)
    Interest expense                       (    335)         (    292)        (    620)         (  1,328)         ( 36,885)
                                           ---------        ---------        ---------         ---------         ---------
Total other income (expense)               (  2,585)           94,226         (  2,870)          128,315           262,516

Income (loss) from continuing operations
  before income taxes                      (  5,053)           90,615         ( 11,687)          110,635          ( 43,744)

Provisions for income taxes                       -                -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net income (loss)                          (  5,053)           90,615         ( 11,687)          110,635          ( 43,744)
                                           =========        =========        =========         =========         =========

Net income (loss) per common share
   (basic and diluted)                    $(    .00)       $      .02        $(    .00)        $     .02
                                          =========         =========        =========         =========

Weighted Average Shares Outstanding       7,074,544         5,795,456        7,043,569         5,755,456


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH JUNE 30, 2009
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                            For the Six Months Ended June 30,    Development Stage
                                                                 2009               2008          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $( 11,687)          $ 110,635           $( 43,744)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain from fair value measurement                                 -            ( 76,114)           (103,201)
     Gain from extinguishment of debt                                 -            ( 21,154)           (145,340)
     Gain from sale of investment                                     -            ( 35,125)           ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             2,250               2,750              30,722
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable, trade               5,390            ( 15,017)             36,935
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase (decrease) in interest payable                        620            (  7,945)             35,727
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  (  3,427)           ( 41,970)           (131,061)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Proceeds from sale of investments                                   -             100,000             100,000
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Investing Activities           -             100,000            (250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                               -              50,000             375,000
  Proceeds from note payable - related party                      2,580                   -              97,380
  Repayments of notes payable                                         -            ( 81,280)           ( 91,280)
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Financing Activities       2,580            ( 31,280)            381,100
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                (    847)             26,750                  39

Cash At Beginning Of Period                                         886                  20                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $      39           $  26,770           $      39
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock issued for director stock awards             $   2,250           $   2,750           $  20,722

    Common stock issued for bonus compensation                $       -           $       -           $  10,000

    Common stock returned in failed consideration
    and debt settlement                                       $       -           $       -           $ 510,960

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $       -           $ 150,000

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $       -           $   1,500


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

4.     CAPITAL STRUCTURE DISCLOSURES
       -----------------------------

Common Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of this interim report, 7,262,456 shares of common stock are outstanding. This compares to 5,812,456 shares for the same period in 2008 with the difference due primarily to stock issuances under stock-based compensation (see Note 7).

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

6.     NOTES PAYABLE - RELATED PARTIES
       -------------------------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR borrowings outstanding at December 31, 2008 was $13,520. During the first six months of 2009, we borrowed an additional $2,580 from NR Partners for corporate purposes. The note matured effective July 31, 2008 and continues month-to-month with interest accruing at the rate of 8.5 percent per annum.

7.     STOCK-BASED COMPENSATION
       ------------------------

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

Effective June 30, 2009, the Company issued 225,000 shares of new restricted common stock as vested shares pursuant to the June 30 vesting period under the restricted stock award agreements with the directors. The amount of $2,250 was recognized as stock-based compensation expense for the current period.


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

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K filed for the period ending December 31, 2008 for a full understanding of our financial position and results of operations for the six month period ended June 30, 2009.

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

RESULTS OF OPERATIONS
---------------------

Revenues

The Company had no sales for the quarterly periods ended June 30, 2009 and June 30, 2008.

Operating Expenses

Operating expenses primarily include accounting and administrative expenses. General and administrative expenses were $8,818 for the six months ended JUne 30, 2009 compared to $17,680 for the six months ended June 30, 2008. The decrease in administrative expenses is the result of reduced expenses due to lower stock transfer and legal fees. Interest expense was $620 for the six months ended June 30, 2009 compared to $3,597 during the six months ended June 30, 2008, due to the lower note outstanding.

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

As of June 30, 2009, the Company had total assets of $431,321 and total liabilities of $22,695. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at a rate of 8.5 percent per annum (see Note 6). The funds have been used for general corporate purposes and the outstanding balance as of this period is $16,100. The note was due on or before before July 31, 2008 and was increased $2,300 and $280 during the first and second quarters of 2009, respectively.

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






Date:  July 23, 2009               REGENT TECHNOLOGIES, INC.
                                          (Registrant)

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