Form 10-Q/A
period 2009-06-30
REGENT TECHNOLOGIES INC
filed 2009-07-30
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                  ------------

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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of July 15, 2009 was 7,262,456.

                               EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009, as initially filed with the Securities and Exchange Commission on July 23, 2009, and is being filed to reflect the Company's adoption of and compliance with FASB Statement No. 165 effective July 1, 2009. See Note 1 and Note 2 to the Interim Consolidated Financial Statements herein.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q/A

                                 June 30, 2009

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at June 30, 2009 and December 31, 2008 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three and Six Months Ended June 30, 2009 and 2008
    For the Period from Inception (January 1, 1999) to
      June 30, 2009

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Six Months Ended June 30, 2009 and 2008
    For the Period from Inception (January 1, 1999) to
      June 30, 2009

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Item 4.  Controls and Procedures                                           8

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 8

Item 1A. Risk Factors                                                      8

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURE                                                                 10

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

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

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on July 23, 2009.

2.     NEW ACCOUNTING PRONOUNCEMENTS
       -----------------------------

The Company adopted FASB Interpretation No. 157 and FASB Interpretation No. 159 effective January 1, 2008. Pursuant to the Company's election of the fair value option under FASB Interpretation No. 159, unrealized gains were recognized for the previous and current quarters. See Note 5.

In May 2009, the FASB issued statement No. 165, "Subsequent Events" (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated the subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date of this interim report. See Note 1.

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

4.     CAPITAL STRUCTURE DISCLOSURES
       -----------------------------

Common Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of this interim report, 7,262,456 shares of common stock are outstanding. This compares to 5,812,456 shares for the same period in 2008 with the difference due primarily to stock issuances under stock-based compensation (see Note 4 in the notes to the consolidated financial statements of the 2008 Form 10-K).

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

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this report and the financial statements and notes in our last filed Annual Report on Form 10-K filed for the period ending December 31, 2008 for a full understanding of our financial position and results of operations for the six month period ended June 30, 2009.

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

The significant accounting policies of the Company are described in Note 1 and Note 2 to the consolidated financial statements included in this report and in Note 1 to the 2008 Form 10-K consolidated financial statements. The critical accounting policies and estimates are presented in the discussion in Item 7 of the 2008 Form 10-K. There have been no changes in the critical accounting policies.  Information  concerning  the  implementation  and  the impact of  new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the financial statement notes herein and the notes to the 2008 consolidated financial statements.

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