Form 10-Q
period 2009-09-30
REGENT TECHNOLOGIES INC
filed 2009-11-20
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                  ------------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2009
--------------------------------------------------------------------------------

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

INdicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                   Yes                                No
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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of November 18, 2009 was 7,262,456.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                               September 30, 2009

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at September 30, 2009 and December 31, 2008 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three and Nine Months Ended September 30, 2009 and 2008 and for the Period from Inception (January 1, 1999) to
      September 30, 2009

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Nine Months Ended September 30, 2009 and 2008 and for the Period from Inception (January 1, 1999) to
      September 30, 2009

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        9

Item 4T. Controls and Procedures                                           9

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 1A. Risk Factors                                                      9

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURE                                                                 10

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                        September 30,          December 31,
                                                                            2009                  2008
                                                                    ------------------    ------------------
                                     ASSETS                             (Unaudited)              Audited

CURRENT ASSETS
  Cash in bank                                                          $   22,293            $      886
  Settlements and receivable, net of $12,892
     allowance for uncollectible accounts                                        -                     -
                                                                         ---------             ---------
Total Current Assets                                                        22,293                   886

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        2,400                 2,400
                                                                         ---------             ---------
                                                                            10,993                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                                  -                     -

Investments in affiliate (Note 5)                                          423,052               431,282
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  445,345            $  432,168
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $    5,015            $      214
   Note payable, related parties                                            26,275                13,520
   Accrued interest payable                                                  1,645                   371
                                                                         ---------             ---------
      Total Current Liabilities                                             32,935                14,105
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 79,500 and 75,000 shares issued
     and outstanding, respectively, Regent GLSC Technologies, Inc.           7,950                 7,500
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 7,262,456 and 7,037,456 shares
     issued and outstanding, respectively                                   72,625                70,375
   Paid-in capital in excess of par                                      3,742,295             3,720,245
   Accumulated deficit (including $62,460 deficit
     accumulated since reentering the development stage)                (3,410,460)           (3,380,057)
                                                                         ---------             ---------
                                                                           412,410               418,063
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  445,345            $  432,168
                                                                         =========             =========

 The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH SEPTEMBER 30, 2009
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              nine             nine           Cumulative
                                            months           months            months           months      Since Re-entering
                                       ended September  ended September   ended September  ended September  Development Stage
                                           30, 2009         30, 2008          30, 2009          30, 2008      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $       -         $       -         $       -

Operating expenses:
   General and administrative                  5,054           12,757           18,650            30,437           316,092
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                             (   5,054)        ( 12,757)        ( 18,650)         ( 30,437)         (316,092)
                                           ---------        ---------        ---------         ---------         ---------
Other income and (expense):
    Gain on fair value measurement                 -           27,087                -           103,201           103,201
    Transfer on fair value measurement     (   8,230)               -        (   8,230)                -          (  8,230)
    Gain on extinguishment of debt                 -                -                -            21,154           145,340
    Gain on sale of investment                     -                -                -            35,125            76,581
    Stock grant expense                            -                -        (   2,250)         (  2,750)         ( 25,722)
    Interest expense                        (    559)        (    250)       (   1,273)         (  1,578)         ( 37,538)
                                           ---------        ---------        ---------         ---------         ---------
Total other income (expense)                (  8,789)          26,837        (  11,753)          155,152           253,632

Income (loss) from continuing operations
  before income taxes                       ( 13,843)          14,080        (  30,403)          124,715          ( 62,460)

Provisions for income taxes                       -                 -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net income (loss)                           ( 13,843)          14,080        (  30,403)          124,715          ( 62,460)
                                           =========        =========        =========         =========         =========

Net income (loss) per common share
   (basic and diluted)                     $       -        $       -        $       -          $    .02
                                           =========        =========        =========         =========

Weighted Average Shares Outstanding        7,262,456        5,812,456        7,158,894         5,711,416


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH SEPTEMBER 30, 2009
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                        For the Nine Months Ended September 30,  Development Stage
                                                                 2009               2008          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $( 30,403)          $ 124,715           $( 62,460)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     (Increase) decrease from fair value measurement              8,230            (103,201)           ( 94,971)
     Gain from extinguishment of debt                                 -            ( 21,154)           (145,340)
     Gain from sale of investment                                     -            ( 35,125)           ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             2,250               2,750              30,722
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable, trade               4,801            ( 14,803)             36,346
     Increase (decrease) in accounts payable, stockholder             -                   -              10,000
     Increase (decrease) in interest payable                      1,274            (  7,695)             36,381
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 13,848)           ( 54,513)           (141,482)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Proceeds from sale of investments                                   -             100,000             100,000
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Investing Activities           -                   -            (250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of Preferred Stock                          22,500              50,000             397,500
  Proceeds from note payable - related party                     12,755                   -             107,555
  Repayments of notes payable                                         -            ( 81,280)           ( 91,280)
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Financing Activities      35,255            ( 31,280)            413,775
                                                              ---------           ---------           ---------
Net Increase in Cash                                             21,407              14,207              22,293

Cash At Beginning Of Period                                         886                  20                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $  22,293           $  14,227           $  22,293
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

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2009, until the issuance of the financial statements, which occurred on November 18, 2009.

2.     NEW ACCOUNTING PRONOUNCEMENTS
       -----------------------------
In June 2009, the FASB issued guidance on the FASB Accounting Standards Codifi-cation(TM) ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We have applied the Codification to our disclosures beginning with our third quarter of fiscal 2009. As Codification is not intended to change the existing accounting guidance, its adoption did not have an impact on our financial statements.

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


Subsidiary Preferred Stock

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000.00 received from four purchasers of a private offering of shares of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering in $50,000 units. Each full unit is convertible into 10,000 shares of common stock of Regent GLSC plus 9,600 shares of common stock of MacuCLEAR.

Regent GLSC accepted Preferred Stock purchase agreements in the total amount of $375,000 prior to the current period. During the current period, Regent sold 4,500 shares of Regent GLSC Preferred Stock at $5.00 per share.


5.     INVESTMENTS IN AFFILIATE
       ------------------------

On January 1, 2008, the Company adopted ASC 820, "Fair Value Measurements," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 by level within the fair value hierarchy:


                                                            Fair Value Measurements Using
                                                         --------------------------------------
                 September 30, 2009                      Level 1       Level 2       Level 3
                 ------------------                      -----------   ----------   -----------
Investment in affiliate............................      $       -     $       -     $ 423,052

                 September 30, 2008
                 ------------------

Investment in affiliate............................      $       -     $       -     $ 431,282

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

As of the date of this quarterly filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 76,574 shares are beneficially held for the holders of Regent GLSC Preferred Stock. The Company has determined the fair value for these holdings has not materially changed from the amount determined for the period ended December 31, 2008 based on continuous sales at the same price per share for sales of MacuCLEAR Preferred Stock during 2009. Due to the sale of 4,500 shares of Regent GLSC Preferred Stock, the number of shares benefcially owned by the Company was reduced from 54,174 to 49,854 (Note 4). Accordingly, we applied the $4.50 per share as the measurement of fair value for our holdings in MacuCLEAR Series A Preferred Stock. As a result of our reduced ownership, the amount of $8,230 is a transfer out of the Level 3 valuation previously recorded and was treated as a net loss for the current quarter. The following is the reconciliation used in determining the value of the investment:

                                               Investment in
                                               affiliate
                                               --------------

Beginning Balance as of 12/31/08               $      431,282
Realized gain/(loss)                                        -
Change in unrealized
appreciation/(depreciation)                                 -
Net purchase/sales                                          -
Net transfers in and/or out of
Level 3                                              (  8,230)
                                               --------------
ENDING BALANCE AS OF 09/30/09                  $      423,052
                                               ==============

6.     NOTES PAYABLE - RELATED PARTIES
       -------------------------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR borrowings outstanding at December 31, 2008 was $13,520. During the first nine months of 2009, we borrowed an additional $12,755 from NR Partners for corporate purposes. The note matured effective July 31, 2008 and continues month-to-month with interest accruing at the rate of 8.5 percent per annum.

7.     STOCK-BASED COMPENSATION
       ------------------------

The Company has outstanding restricted common stock grant awards issued under its equity incentives for board members. See Note 3 to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2008 for additional information.

Effective June 30, 2009, the Company issued 225,000 shares of new restricted common stock as vested shares pursuant to the June 30 vesting period under the restricted stock award agreements with the directors. The amount of $2,250 was recognized as stock-based compensation expense during the second quarter.

8.     SUBSEQUENT EVENTS
       -----------------

On October 5, 2009, we made payments on the note payable to NR Partners in the amounts of $19,925 for principal reduction and $1,575 for accrued interest.

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

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this report and the financial statements and notes in our last filed Annual Report on Form 10-K filed for the period ending December 31, 2008 for a full understanding of our financial position and results of operations for the nine month period ended September 30, 2009.

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

RESULTS OF OPERATIONS
---------------------

Revenues

The Company had no sales for the quarterly periods ended September 30, 2009 and September 30, 2008.

Operating Expenses

Operating expenses primarily include accounting and administrative expenses. General and administrative expenses were $18,650 for the nine months ended September 30, 2009 compared to $30,437 for the nine months ended September 30, 2008. The decrease in administrative expenses is the result of reduced expenses due to lower tax accounting and legal fees. Interest expense was $1,273 for the nine months ended September 30, 2009 compared to $1,578 during the nine months ended September 30, 2008. The Company incurred a net loss primarily due to accounting expenses and the reduction in its holdings in MacuCLEAR Preferred Stock in the amount of $8,230 (see Note 5).

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

As of September 30, 2009, the Company had total assets of $445,345 and total liabilities of $32,935. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at a rate of 8.5 percent per annum (see Note 6). The funds have been used for general corporate purposes and the outstanding balance as of this period is $26,275. The note was due on or before before July 31, 2008. Payments after the current period reduced the outstanding principal balance of the NR Partner note to $6,350.

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


Item 4T.  Controls and Procedures
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

Item 2.   Changes in Securities.
------    ----------------------

          During the current period, the Company's wholly owned subsidiary sold 4,500 shares of Regent GLSC Preferred Stock at $5.00 per share.

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

          None.


                                   SIGNATURE


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  November 18, 2009           REGENT TECHNOLOGIES, INC.
                                          (Registrant)

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