Form 10-K
period 2009-12-31
REGENT TECHNOLOGIES INC
filed 2010-03-11
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the annual period ended December 31, 2009
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 10, 2010, the registrant had 8,487,456 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2009.

                             REGENT TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          4
Item 1B. Unresolved Staff Comments                                             6
Item 2.  Properties                                                            6
Item 3.  Legal Proceedings                                                     6
Item 4.  Submission of Matters to a Vote of Securities Holders                 6

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                            7
Item 6.  Selected Financial Data                                               8
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8
Item 8.  Financial Statements and Supplementary Data                          11
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                24
Item 9A. Controls and Procedures                                              25
Item 9B. Other Information                                                    26

                                    PART III

Item 10. Directors and Executive Officers                                     26
Item 11. Executive Compensation                                               28
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     30
Item 13. Certain Relationships and Related Transactions                       31
Item 14. Principal Accounting Fees and Services                               31

                                     PART IV

Item 15. Exhibits                                                             32

Signatures                                                                    32

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

During 2005, the current President received the necessary information for auditing the books and records of the Company in order to file delinquent SEC reports. The Company has been current in its SEC filings since 2005 including the filing of the delinquent reports for the quarterly and annual periods from 1999 to 2004. During 2008 and 2009, the current President filed the federal income tax returns from 1998 through 2008.

Subsidiary Company

The Company has one subsidiary named Regent GLSC Technologies, Inc. ("Regent GLSC"). Regent GLSC was formed to develop operations related to the global life science commercialization process by working with inventors and research teams focused on the life science technologies. Regent GLSC's initial entry was the acquisition of an equity interest in MacuCLEAR, Inc. ("MacuCLEAR"), a company organized by Texas A & M University for the development of a treatment of the eye disease known as dry age-related macular degeneration ("AMD"). The ownership of MacuCLEAR was financed through the sale of preferred stock in Regent GLSC. The U.S. potential market for AMD is $18 billion based on current market treat-ment of the 10% who have AMD. The potential MacuCLEAR revenues are $1.5 billion in five years from licensing fees, milestone payments and royalties. MacuCLEAR has a senior team of business and life science professionals with significant industry experience.

Affiliates and Associated Companies

Regent GLSC Technologies, Inc., a subsidiary of the Company, owns 6.85% of the Series A Convertible Preferred Stock of MacuCLEAR, Inc. Two directors of the Company comprise 40% of the voting board of MacuCLEAR. Philip G. Ralston is the CEO and President of MacuCLEAR, Inc. and the President of Regent GLSC. He is a director of Regent GLSC, MacuCLEAR, and the Company. Also, David A. Nelson, the Chairman and CEO of the Company and Regent GLSC, is a member of the Board of Directors of MacuCLEAR and the representative for the stockholders of the Macu-CLEAR Series A Preferred Stock. See Part III, Item 10, for more information about the Company directors.

Employees

The Company currently has two executives, the Chairman, CEO and President of the Company and the President of Regent GLSC Technologies, Inc., the Company's subsidiary. Neither of the executives are considered employees. The Company utilizes outside professionals with the number varying according to project requirements.

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

Risks Related to the Company's Acquisition
------------------------------------------

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

Competition

The Company has numerous competitors in the development of a drug for dry AMD, including better financed research. In connection with the financing of the research groups, competitors include numerous drug and technology companies. The Company expects that new competitors will enter the market for acquiring promising assets. Some of the competitors of the Company may have greater and more sophisticated development, financial, marketing, distribution and other resources than the Company. Increased competition may have a material adverse effect on the profitability of the Company.

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

Conflicts with Principal Shareholder

The Company has a principal shareholder, David A. Nelson, who, together with certain of his affiliates, currently controls approximately 54.4% of the Company's outstanding common stock. This includes 52.6% beneficially owned and 150,000 shares controlled through a voting agreement. As a result, this share-holder exercises significant influence over the Company's major decisions, including through his ability to vote for the members of the Board of Directors. Because of this voting power, the principal shareholder could influence the Company to make decisions that might run counter to the wishes of the Company's other investors generally.

Item 1B. Unresolved Staff Comments
-------- -------------------------

None.

Item 2. Properties
------- ----------

Offices

The Company currently does not occupy separate office facilities but uses space on an as needed basis without charge provided by the Chairman of the Company. The rental value of the space provided was not and is currently not material. Management expects that the Company will establish formal office space in 2010.

Item 3. Legal Proceedings
------- -----------------

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

                                     PART II
                                     -------

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
------- ------------------------------------------------------------------------
        Issuer Purchases of Equity
        --------------------------

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2009, security dealers did not report high and low bid quotations.

Shares Available Under Rule 144

There are currently 5,376,995 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 (the "Act"). Most of the restricted shares are held by affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least a year, including affiliates, may sell publicly without registration under the Act, within any three-month period, assuming compliance with other provisions of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

Other Shares Which May Be Issued

The following table lists additional shares of the Company's common stock which may be issued.

                                                          Number of      Note
                                                           Shares     Reference
                                                          ---------   ---------
   Shares subject to semi-annual vesting pursuant to
     a restricted stock grant award to the Directors       252,777        A

A - See Note 9, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

    Overview
    --------

Regent Technologies, Inc. is engaged in identifying and developing or acquiring emerging technologies. On April 17, 2007, Regent acquired ownership in the development of a life science technology with the purchase of MacuCLEAR Series A Preferred Stock through our subsidiary, Regent GLSC Technology, Inc. See Item 1, "Subsidiary company."

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in this report and notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended December 31, 2009. The preparation of the referenced consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Notes 2 and 3 to the consolidated financial statements herein, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 herein. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2009 consolidated financial statements. There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances.

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

RESULTS OF OPERATIONS
---------------------

   Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
   ---------------------------------------------------------------------

For the period ended December 31, 2009, the Company experienced a net loss of $70,868 compared to net income of $109,335 for the period ended December 31, 2008. The difference was primarily the result of net transfers out of $35,662 in fiscal 2009 related to the fair value measurement of the MacuCLEAR Preferred Stock acquisition as compared to unrealized gains of $103,201 for fiscal 2008 related to the fair value measurement of the MacuCLEAR holdings. See Note 6, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

General and administrative expenses were $20,706 for the period ended December 31, 2009 compared to $35,145 for the same period in 2008. The decrease was due to less accounting expense as the result of completing the MacuCLEAR fair value dispositions and fair value measurements. Interest expense decreased to $1,469 for the period ended 2009 from $1,868 for the period ended 2008 due to a con-tinued reduction in notes payable.


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company finances its operations from internally generated funds from stock sales, proceeds from sales of acquisitions and from borrowings under its various agreements. As of December 31, 2009, the Company had total assets of $470,917 and total liabilities of $11,722. The Company's subsidiary, Regent GLSC, has a note receivable for $70,000. The Company has borrowings under one note payable in the amount of $8,850. See Note 7 and Note 8, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    Cash Flows
    ----------

Net cash provided by financing activities was $22,830 for the 2009 fiscal period, compared to a use of $41,280 for the same period in 2008. The Company has financed its operations primarily from stock issuances. During fiscal 2007 and 2008, the Company's sole subsidiary Regent GLSC raised $325,000 and $50,000, respectively, of capital through the issuance of its Series A Preferred Stock. For the period ended December 31, 2008, the Company raised $100,000 through the sale of part of its MacuCLEAR Preferred Stock. Regent GLSC raised $27,500 and $50,000 in fiscal 2009 and 2008, respectively, from the issuance of additional shares Regent GLSC Series A Preferred Stock. The Company repaid a portion of the NR Partners note payable in the amounts of $19,925 and $91,280 in 2009 and 2008, respectively.

Net cash flows used in operating activities was $18,420, for the fiscal period ending December 31, 2009, compared to net cash flows used of $57,853 for the same period in 2008, due to lower costs for the Regent GLSC organization and the MacuCLEAR stock acquisition costs.

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc. and Subsidiary
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Regent Technologies, Inc. and Subsidiary, (the Company) (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and for the period January 1, 1999 through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2009 and 2008, and the results of their operations and cash flows for the years ended December 31, 2009 and 2008, and for the period January 1, 1999 through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Turner, Stone & Company, L.L.P.
----------------------------------
February 26, 2010

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEETS


                                                                       December 31,           December 31,
                                                                           2009                  2008
                                                                    ------------------    ------------------
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                          $    5,297            $      887
                                                                          ---------             ---------
Total Current Assets                                                         5,297                   887

Long-term note receivable, stockholder                                      70,000                     -

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        2,400                 2,400
                                                                         ---------             ---------
                                                                            10,993                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                                  -                     -

Investments in affiliate (Note 6)                                          395,620               431,282
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  470,917            $  432,169
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $    2,606            $      214
   Note payable, related parties                                             8,850                13,520
   Accrued interest payable                                                    265                   371
                                                                         ---------             ---------
      Total Current Liabilities                                             11,721                14,105
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 94,500 and 75,000 shares issued
     and outstanding, Regent GLSC Technologies, Inc.                         9,450                 7,500
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 8,487,456 and 7,037,456
     shares issued and outstanding                                          84,875                70,375
   Paid-in capital in excess of par                                      3,815,795             3,720,245
   Accumulated deficit (including $102,925 deficit
     accumulated since reentering the development stage)                (3,450,924)           (3,380,056)
                                                                         ---------            ---------
                                                                           459,196               418,064
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  470,917            $  432,169
                                                                         =========             =========


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2009


                                                                             Cumulative
                                                                          Since Re-entering
                                                                          Development Stage
                                             2009             2008         January 1, 1999
                                         ------------     ------------      ------------

Revenues                                  $        -       $        -        $       -

Operating expenses:
   General and administrative                 19,237           33,277           316,679
                                            ---------        ---------         ---------
Operating loss                              ( 19,237)        ( 33,277)         (316,679)
                                           ---------        ---------         ---------
Other income and (expense):
    Gain on fair value measurement                 -          103,201           103,201
    Transfer on fair value measurement      ( 35,662)               -          ( 35,662)
    Gain on extinguishment of debt                 -           21,154           145,340
    Gain on sale of investment                     -           35,125            76,581
    Stock grant expense                     ( 14,500)        ( 15,000)         ( 37,972)
    Interest expense                        (  1,469)        (  1,868)         ( 37,734)
                                           ---------        ---------         ---------
Total other income (expense)                ( 51,631)         142,612           213,754

Income (loss) from continuing operations
  before income taxes                       ( 70,868)         109,335          (102,925)

Provisions for income taxes                        -                -                 -
                                           ---------        ---------         ---------
Net income (loss)                         $ ( 70,868)      $  109,335        $ (102,925)
                                           =========        =========         =========

Net income (loss) per common share
   (basic and diluted)                    $ (    .01)      $      .02
                                           =========        =========

Weighted Average Shares Outstanding        7,212,593        5,784,620


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2009

                                         Preferred Stock              Common Stock                                         Total
                                     -----------------------    -----------------------    Additional                  Stockholders'
                                     Issued                      Issued                     Paid-In     Accumulated       Equity
                                     Shares      Par Value       Shares      Par Value      Capital       Deficit        (Deficit)
                                     ------      ---------       ------      ---------      -------      --------        ---------

Balance at January 1, 1999                -       $      -     3,643,693    $  36,437     $3,148,871   $( 3,347,999)   $(  162,691)

Issuance of common stock in
  exchange for services
  at $.10 per share                       -              -        50,000          500          4,500              -          5,000

Issuance of common stock upon
  conversion of notes payable
  at $.11 per share                       -              -     1,800,000       18,000        172,000              -        190,000

Issuance of common stock with
  failed consideration                    -              -    50,877,713      508,777     (  508,777)             -              -

Net loss for 1999                         -              -             -            -              -    (   125,005)    (  125,005)

Issuance of common stock for
  settlement of lawsuit
  at $.10 per share                       -              -       140,000        1,400         12,600              -         14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                           -              -   (36,046,209)    (360,462)       360,462              -              -

Net loss for 2000                         -              -             -            -              -    (    19,938)    (   19,938)

Net loss for 2001, 2002 and 2003          -              -             -            -              -              -              -
                                  ---------    -----------   -----------     --------      ---------     ----------       ----------

Balance at December 31, 2003              -              -    20,465,197    $ 204,652     $3,189,656   $( 3,492,942)   $(   98,634)

Net loss for 2004                         -              -             -            -              -    (     7,936)    (    7,936)
                                  ---------    -----------    ----------     --------      ---------     ----------     ----------

Balance at December 31, 2004              -              -    20,465,197    $ 204,652     $3,189,656   $( 3,500,878)   $(  106,570)

Issuance of common stock with
  failed consideration returned
  and cancelled                           -              -   (   750,000)    (  7,500)         7,500              -              -

Cancellation of Treasury Stock            -              -   (    42,876)    (    429)           429              -              -

Net loss for 2005                         -              -             -            -              -    (    48,946)    (   48,946)
                                  ---------    -----------   -----------     --------      ---------     ----------     ----------

Balance at December 31, 2005              -              -    19,672,321    $ 196,723     $3,197,585   $( 3,549,824)   $(  155,516)

Issuance of common stock for debt
  settlement at $.06 per share            -              -        64,000          640          3,200                         3,840

Net income for 2006                       -              -             -            -              -         52,990         52,990
                                  ---------    -----------   -----------     --------      ---------     ----------     ----------

Balance at December 31, 2006              -              -    19,736,321    $ 197,363     $3,200,785   $( 3,496,834)   $(   98,686)

Issuance of subsidiary
   preferred stock                     65,000        6,500             -            -        318,500              -        325,000

Issuance of common stock as partial
  consideration under GHI, Ltd.
  sale at $.40 per share                    -            -         3,750           38          1,462              -          1,500

Common stock issued with failed
  consideration cancelled                   -            -   (14,929,838)    (149,298)       149,298              -              -

Issuance of restricted stock
  awards to directors                       -            -       847,223        8,472              -              -          8,472

Net income for 2007                         -            -             -            -              -          7,443          7,443
                                   ----------   ----------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2007           65,000    $   6,500     5,657,456    $  56,575     $3,670,045   $( 3,489,391)   $   243,729

Issuance of subsidiary
   preferred stock                     10,000        1,000             -            -         49,000              -         50,000

Common stock issued with failed
  consideration cancelled                   -            -   (   120,000)    (  1,200)         1,200              -              -

Issuance of restricted stock
  awards and bonus                          -            -     1,500,000       15,000              -              -         15,000

Net income for 2008                         -            -             -            -              -        109,335        109,335
                                   ----------    ---------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2008           75,000   $    7,500     7,037,456    $  70,375     $3,720,245   $( 3,380,056)   $   418,064

Issuance of subsidiary
   preferred stock                     19,500        1,950             -            -         95,550               -        97,500

Issuance of restricted stock
  awards and bonus                          -            -     1,450,000       14,500              -              -         14,500

Net loss for 2009                           -            -             -            -              -       ( 70,868)      ( 70,868)
                                   ----------    ---------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2009           94,500   $    9,450     8,487,456    $  84,875     $3,815,795   $( 3,450,924)   $   459,196
                                   ==========    =========   ===========     ========      =========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2009

               					  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2009               2008          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $( 70,868)          $ 109,335          $ (102,925)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain (loss) from fair value measurement                          -            (103,201)           (103,201)
     Change in fair value measurement                            35,662                   -              35,662
     Gain from extinguishment of debt                                 -            ( 21,154)           (145,340)
     Gain from sale of investment                                     -            ( 35,125)           ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                            14,500              15,000              42,972
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable, trade               2,392            ( 14,802)             33,937
     Increase (decrease) in accrued interest payable           (    106)           (  7,906)             25,002
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 18,420)           ( 57,853)           (166,053)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Proceeds from sale of investments                                   -             100,000             100,000
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Investing Activities           -             100,000            (250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                     15,255                   -             105,055
  Proceeds from sale of Preferred Stock                          27,500              50,000             407,500
  Proceeds from note payable - stockholder                            -                   -              20,000
  Repayments of notes payable                                  ( 19,925)           ( 91,280)           (111,205)
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Financing Activities      22,830            ( 41,280)            421,350
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                   4,410                 867               5,297

Cash At Beginning Of Period                                         887                  20                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $   5,297           $     887           $   5,297
                                                              =========           =========           =========


                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock issued for director stock awards             $   4,500           $   5,000           $  13,472

    Common stock issued for bonus compensation                $  10,000           $  10,000           $  10,000

    Common stock returned in failed consideration
    and debt settlement                                       $       -           $   1,200           $ 510,960

    Note receivable as partial consideration for
    purchase of preferred stock                               $  70,000           $       -           $  70,000

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $       -           $ 150,000

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $       -           $   1,500



The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Organization
------------

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

Basis of Presentation
---------------------

The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented.

Note 2.  SUMMARY OF ACCOUNTING POLICIES

Consolidation Principles
------------------------

The consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for all periods presented and include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Development stage activities
----------------------------

By the end of 1998, the Company had ceased operations and had divested itself of any interests in subsidiary companies and effective January 1, 1999 had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying consolidated financial statements from that date are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to ASC 915.

Fiscal year
-----------

The Company's fiscal year ends on December 31. All references to 2009, 2008 and 2007 mean the fiscal years ended December 31, 2009, 2008 and 2007 unless the context otherwise indicates.

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

Fair Value of financial instruments
-----------------------------------

In accordance with the requirements of ASC No. 820, "Fair Value Measurements and Disclosures" ("ASC 820"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable and note receivable also approximate fair value based on the terms of these instruments. None of these instruments are held for reinvestment or trading purposes.

Stock-Based Compensation
------------------------

We account for equity based compensation under the provisions of ASC No. 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires the recogni-tion of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718 with no forfeitures.

Earnings (Loss) per Share
-------------------------

Earnings (loss) per common share are calculated under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2009 and 2008, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Subsequent events
-----------------

In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company's senior management, events that have occurred after December 31, 2009, up until the issuance of the consolidated financial statements, which occurred on February 26, 2010.

Note 3.  NEW ACCOUNTING GUIDANCE

In June 2009, the FASB issued ASC No. 105-10, "Financial Accounting Standards Codification ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles" ("ASC 105-10"). ASC 105-10 establishes the Codification as the official source of authoritative U.S. accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification under ASC 105-10 changes the referencing and organization on finan-cial standards and is effective for interim and annual periods ending on or af-ter September 15, 2009. We have applied the Codification to our disclosures beginning in the third quarter fiscal quarter. As the Codification is not in-tended to change the existing accounting guidance, its adoption did not have an impact on our financial statements.

In May 2009, the FASB issued guidance under the provisions of ASC No. 855, "Sub-sequent Events" ("ASC 855") establishing standards for accounting and disclosure of events that occur after the balance sheet date, but before financial state-ments are issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. We adopted this guidance in the quarter ended June 30, 2009.

Note 4.  GOING CONCERN UNCERTAINTIES

As of the date of this 2009 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 5.  CAPITAL STRUCTURE DISCLOSURES

Common and preferred stock
--------------------------

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of December 31, 2009, 8,487,456 shares of common stock are outstanding. This compares to 7,037,456 shares at December 31, 2008 with the difference due to issuances under stock-based compensation (Note 9).

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

Subsidiary preferred stock
--------------------------

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000 received from four purchasers of a private offering of shares of of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000 in $50,000 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 4,800 shares of common stock of MacuCLEAR. Including the initial sales on April 18, 2007, Regent GLSC has accepted Preferred Stock purchase agreements from additional investors in the total amount of $472,500. If all of the uncon-verted shares of the Series A Preferred Stock were to be converted to common stock of Regent GLSC, the Company's ownership of Regent GLSC would be diluted to approximately 90%.

Effective March 7, 2008, Regent GLSC sold 25,000 shares of MacuCLEAR Preferred stock for $100,000 and a gain of $35,125 was recognized. As of the date of this annual filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 90,974 shares are beneficially held for the holders of Regent GLSC Preferred Stock as of December 31, 2009.

Note 6.  INVESTMENTS IN AFFILIATE


The Company has adopted ASC 820 which defines fair value and the framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

  o Level 1 -- Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that are accessible at the measurement date;

  o Level 2 -- Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

  o Level 3 -- Significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:


                                                            Fair Value Measurements Using
                                                         --------------------------------------
                 December 31, 2009                      Level 1       Level 2       Level 3
                 -----------------                      -----------   ----------   -----------
Investment in affiliate............................      $       -     $       -     $ 395,620

                 December 31, 2008
                 -----------------

Investment in affiliate............................      $       -     $       -     $ 431,282

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

As of the date of this annual filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 90,974 shares are beneficially held for the holders of Regent GLSC Preferred Stock. The Company has determined the fair value for these holdings has not materially changed from the amount determined for the period ended December 31, 2008 based on continuous sales at the same price per share for sales of MacuCLEAR Preferred Stock during 2009. Due to the sale in 2009 of 19,500 shares of Regent GLSC Preferred Stock, the number of shares beneficially owned by the Company was reduced from 54,174 to 35,454 (Note 5). We applied the $4.50 per share as the measurement of fair value for our holdings in MacuCLEAR Series A Preferred Stock. As a result of our reduced ownership, the amount of $35,662 is a transfer out of the Level 3 valuation previously recorded and was treated as a net loss for this annual period. The following is the reconciliation used in determining the value of the investment:


                                               Investment in
                                               affiliate
                                               --------------

Beginning Balance as of 12/31/08               $      431,282
Realized gain/(loss)                                        -
Change in unrealized
appreciation/(depreciation)                                 -
Net purchase/sales                                          -
Net transfers in and/or out of
Level 3                                              ( 35,662)
                                               --------------
ENDING BALANCE AS OF 12/31/09                  $      395,620
                                               ==============


Note 7.  NOTES RECEIVABLE

As of December 31, 2009, Regent GLSC is the holder of a $70,000 promissory note from the CEO of Regent executed as partial consideration for the sale of 15,000 shares of Regent GSLC Series A Preferred Stock for $5.00 per share. The terms of the promissory note are interest payable monthly at the rate of 7.0 per cent per annum, with the principal due on or before the expiration of 24 months. See
Note 13 - RELATED PARTY TRANSACTIONS.

Note 8.  NOTES PAYABLE

As of December 31, 2009, the Company owes $8,850 principal and interest to NR Partners under a demand promissory note. The promissory note bears interest at a rate of 8.5 percent per annum. See Note 13 - RELATED PARTY TRANSACTIONS.

Note 9.  STOCK-BASED COMPENSATION

Stock Award Agreements
----------------------

In December 2007, the Company entered into restricted stock award agreements with its directors under which it may be required to issue up to 2,000,000 shares of common stock, 500,000 shares to each director. The restricted stock awards vest over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President in 2007 and 347,223 and 450,000 shares to the remaining Directors in 2007 and 2008, respectively. The grant was valued at $2,000 for tax purposes, being the value of the shares on the day the agreement was completed. The Company has valued the shares at $20,000 for book, being the par value of the stock. The total cost of the restricted stock grant will be recognized in the consolidated statement of operations at the dates of vesting over an estimated period of three years. We recognized the amounts of $4,500 and $5,000 as stock-based director compensation expense for the fiscal periods ended 2009 and 2008, respectively, based on the par value of the stock issued. As of December 31, 2009, 252,777 shares remain unvested and unissued under the director award agreements.

Stock Bonus
-----------

In addition, the Company granted the CEO and Chairman of Regent a bonus for the periods ended December 31, 2009 and 2008, which amount was paid with 1,000,000 shares of new restricted common stock and the amount of $10,000 as stock-based compensation was expensed for 2009 and 2008 based on the par value of the stock issued.

Note 10.  EXTINGUISHMENT OF DEBT


During the six months ended June 30, 2008, the Company determined that the statute of limitations under the laws of the State of Texas had expired on certain debts previously carried on its financial statements since 1999. Accordingly, the Company recognized a gain of $21,154 for the extinguishment of those debts at the end of the second quarter.

Note 11.  INCOME TAXES


The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009 the Company had a deferred tax asset totaling approximately $350,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $1,029,000 which will expire through 2030. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2009 and 2008 and for the period January 1, 1999 through December 31, 2009 is as follows:

                                                Year Ended                Year Ended
                                                 12/31/09                  12/31/08
                                             ------------------       -------------------
Tax benefit (expense) computed
     at statutory rate				$  24,095               $ ( 37,174)
State income taxes                                       	                 -
Expiration of NOL Carryforward                   ( 25,648)                       -
Increase (decrease) in valuation allowance          1,553                 ( 37,174)
                                                 --------                 --------
                                                $       -                $       -
                                                =========                =========

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2009, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized.

						 2009         2008
        					 ----         ----
	Deferred tax assets:
	  Net operating loss carry forward   $ 350,009    $ 363,687

	Less valuation allowance              (327,046)    (328,599)
					      --------     --------
                                                22,963       35,088
	Deferred tax liabilities:
	  Unrealized gain on investments        22,963       35,088
                                              --------     --------
	Net deferred tax assets              $       -    $       -
                                              ========     ========

Note 12.  LITIGATION

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

Note 13.  RELATED PARTY TRANSACTIONS

Notes receivable
----------------

Effective December 30, 2009, the  Board of the Company and  the  Board of Regent
GLSC Technologies, Inc. approved the sale of 15,000 shares of Regent GLSC Series A Preferred Stock to the Chairman and CEO of Regent Technologies, Inc.for $5.00 per share. The acquisition required a payment of $5,000 plus the execution of a promissory note in the amount of $70,000 which is be unsecured but with personal liability. The terms of the note are interest at 7 per cent per annum, payable monthly, with the principal due on or before the expiration of 2 years.

Notes payable
-------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR Partners amount due and payable at December 31, 2009 was $8,850. The promissory note is a demand note and pays interest at 8.5 percent per annum.

Note 14.  SUBSEQUENT EVENTS

Effective January 7, 2010, Regent GLSC Technologies, Inc. executed a Preferred Stock purchase agreement for the purchase and sale of 5,000 shares of Series A Preferred Stock for $5.00 per share with the spouse of the CEO of Regent GLSC.


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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B. Other Information
-------- -----------------
None

                                    PART III
                                    --------

Item 10. Directors, Executive Officers and Corporate Governance
-------- ------------------------------------------------------

The Executive Officers and Directors of the Company and their respective ages as of December 31, 2009 are as follows:

DIRECTORS

Name of Director:          Age:     Director Since      Other directorships held
-----------------          ----     --------------      ------------------------
David A. Nelson             61        June, 2003            MacuCLEAR, Inc.
Philip G. Ralston           64        June, 2007            MacuCLEAR, Inc.
David L. Ramsour            69        June, 2007                 None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:                 Officer Since
------------------         ----         -------                 -------------
David A. Nelson             61    Chairman, President, CEO, CFO   June, 2003
                                  Chairman & CEO, Regent GLSC    April, 2007
Philip G. Ralston           64    President, Regent GLSC         April, 2007

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

Item 11. Executive Compensation
-------- ----------------------

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of Regent by any person for all services rendered in any capacity to Regent for the present fiscal year, reported at book value.

Currently, our officers and/or directors are not being compensated for their services during the development stage of our business operations except through Restricted Stock Awards. See Note 9 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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


                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                  Restricted                Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
David A.        2009     0         0       $ 10,000        0          0            0             0         0
Nelson          2008     0         0       $ 10,000        0          0            0             0         0
President,      2007     0         0       $  5,000        0          0            0             0         0
CEO, CFO,
Director

David L.        2009     0         0       $  1,500        0          0            0             0         0
Ramsour         2008     0         0       $  1,500        0          0            0             0         0
Secretary,      2007    N/A       N/A      $  1,167       N/A        N/A          N/A           N/A       N/A
Director

Philip G.       2009     0         0       $  1,500        0          0            0             0         0
Ralston,        2008     0         0       $  1,500        0          0            0             0         0
Director        2007    N/A       N/A      $  1,306       N/A        N/A          N/A           N/A       N/A

Douglas R.      2009     0         0       $  1,500        0          0            0             0         0
Baum,           2008     0         0       $  1,500        0          0            0             0         0
Subsidiary      2007    N/A       N/A      $  1,000       N/A        N/A          N/A           N/A       N/A
Director


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
David A.       0              0              0           0           0           0            0           0            0
Nelson

David L.       0              0              0           0           0            83,333      $ 83         0            0
Ramsour

Philip G.      0              0              0           0           0            69,444      $ 69         0            0
Ralston

Douglas R.     0              0              0           0           0           100,000      $100         0            0
Baum



                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
David A.            0        $10,000      0            0                0               0            0
Nelson

David L.            0         $1,500      0            0                0               0            0
Ramsour

Philip G.           0         $1,500      0            0                0               0            0
Ralston

Douglas R.          0         $1,500      0            0                0               0            0
Baum

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

Principal Shareholders

As of December 31, 2009, there are 8,487,456 shares of Common Stock issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership

Common Stock       David A. Nelson                   (1)  4,465,798        52.6%
                   18 St. Laurent Place
                   Dallas, Texas 75225

Common Stock       Philip G. Ralston, Jr.            (2)    416,667         4.9%
                   7101 Lake Mead Court
                   Frisco, Texas 75034

Common Stock       David L. Ramsour                  (3)    430,556         5.1%
                   6807 Hyde Park
                   Dallas, Texas 75231

Common Stock       Douglas R. Baum                   (4)    400,000         4.7%
                   5000 Raffee Cove
                   Austin, Texas 78731

Common Stock	   All officers and directors        (5)  5,713,021        67.3%
		   as a group

(1) David A. Nelson is the President, Chief Executive Officer, Chief Financial Officer and a director of Regent. He is also the CEO and a director of Regent GLSC. At the date of the filing of this report. This figure includes:
(i) 3,988,834 restricted shares and 213,281 unrestricted shares held of record or beneficially by David A. Nelson; (ii) 16,667 restricted shares and 70,835 unrestricted shares held of record by spouse Elaine E. Nelson; and (iii) 176,181 held directly or beneficially in brokerage accounts. Mr. Nelson also holds a voting agreement with the right to vote an additional 150,000 shares.

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

Item  13. Certain   Relationships  and  Related   Transactions,   and  Director
--------- ---------------------------------------------------------------------
          Independence
          ------------

In May 2007, as an inducement for GHI, Ltd. to enter into the purchase of 41,250 shares of MacuCLEAR Preferred Stock from Regent GLSC, the President of Regent GLSC pledged 100,000 shares of common stock of MacuCLEAR as a security which security was released in September 2007. See Note 13 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 14. Principal Accounting Fees and Services
-------- --------------------------------------

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

                                          2009            2008
                                          ----            ----
     1. Audit Fees                     $18,662         $30,735
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0
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

     Regent Technologies, Inc. and Subsidiary

     Management's Report on Internal Control Over Financial Reporting

     Report of Independent Registered Public Accounting Firm dated February 26, 2010 - Turner, Stone & Company, LLP

     Consolidated Balance Sheets - December 31, 2009 and 2008

     Consolidated Statements of Income for the Years Ended December 31, 2009

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2009

     Consolidated  Statements of Cash Flows for the Years Ended December 31,
     2009

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

                                                REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: March 10, 2010
                                                --------------------------------

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