Form 10-Q
period 2010-03-31
REGENT TECHNOLOGIES INC
filed 2010-05-14
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2010
--------------------------------------------------------------------------------

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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of May 1, 2010 was 8,487,456.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                 March 31, 2010

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at March 31, 2010 and December 31, 2009 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three Months Ended March 31, 2010 and 2009
    For the Period from Inception (January 1, 1999) to
      March 31, 2010

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Three Months Ended March 31, 2010 and 2009
    For the Period from Inception (January 1, 1999) to
      March 31, 2010

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Item 4.  Controls and Procedures                                           8

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 8

Item 1A. Risk Factors                                                      8

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURE                                                                 10

EXHIBIT INDEX                                                             11

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                          March 31,           December 31,
                                                                            2010                  2009
                                                                    ------------------    ------------------
                                                                        (Unaudited)              Audited
                                 ASSETS
CURRENT ASSETS
  Cash in bank                                                          $   20,243            $    5,297
                                                                          ---------             ---------
Total Current Assets                                                        20,243                 5,297

Long-term note receivable, stockholder                                      70,000                70,000

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        4,186                 2,400
                                                                         ---------             ---------
                                                                            12,779                10,993
   Less accumulated depreciation                                          ( 10,993)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                              1,786                     -

Investments in affiliate (Note 5)                                          386,316               395,620
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  478,345            $  470,917
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $      714            $    2,606
   Note payable, related parties                                             8,850                 8,850
   Accrued interest payable                                                    450                   265
                                                                         ---------             ---------
      Total Current Liabilities                                             10,014                11,721
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 99,500 and 94,500 shares issued
     and outstanding, Regent GLSC Technologies, Inc.                         9,950                 9,450
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 8,487,456
     shares issued and outstanding                                          84,875                84,875
   Paid-in capital in excess of par                                      3,840,295             3,815,795
   Accumulated deficit (including $118,790 deficit
     accumulated since reentering the development stage)                (3,466,789)           (3,450,924)
                                                                         ---------            ---------
                                                                           468,331               459,196
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  478,345            $  470,917
                                                                         =========             =========


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2010
                                  (UNAUDITED)

						  		   	       Cumulative
                                                                            Since Re-entering
                                     For the Three Months Ended March 31,   Development Stage
                                            2010               2009          January 1, 1999
                                        ------------        ------------      ------------

Revenues                                  $        -        $       -        $       -

Operating expenses:
    General and administrative                 7,168            6,350           323,847
                                           ---------        ---------         ---------
Operating loss                              (  7,168)        (  6,350)         (323,847)
                                           ---------        ---------         ---------
Other income and (expense):
    Gain on fair value measurement                 -                -           103,201
    Transfer in fair value measurement      (  9,304)               -          ( 44,966)
    Gain on debt extinguishment                    -                -           145,340
    Gain on sale of investment                     -                -            76,581
    Stock grant expense                            -                -          ( 37,972)
    Interest, net                                607         (    284)         ( 37,127)
                                           ---------        ---------         ---------
Total other income (expense)                (  8,697)        (    284)          205,057

Income (loss) from continuing operations
  before income taxes                       ( 15,865)        (  6,634)         (118,790)

Provisions for income taxes                        -                -                 -
                                           ---------        ---------         ---------
Net income (loss)                         $ ( 15,865)      $ (  6,634)       $ (118,790)
                                           =========        =========         =========

Net income (loss) per common share
   (basic and diluted)                    $        -       $        -
                                           =========        =========

Weighted Average Shares Outstanding        8,487,456        7,037,456
                                           =========        =========


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2010
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                 2010               2009          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $( 15,865)           $( 6,634)          $(118,790)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                     -                   -               3,762
     Gain (loss) from fair value measurement                          -                   -            (103,201)
     Change in fair value measurement                             9,304                   -              44,966
     Gain from extinguishment of debt                                 -                   -            (145,340)
     Gain from sale of investment                                     -                   -            ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -              42,972
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable, trade            (  1,892)              3,200              32,045
     Increase (decrease) in accrued interest payable                185                 284              25,187
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  (  8,268)           (  3,150)           (174,321)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Capital expenditures for equipment                             (1,786)                  -            (  1,786)
  Proceeds from sale of investments                                   -                   -             100,000
                                                              ---------           ---------           ---------
        Net Cash Used In Investing Activities                  (  1,786)                  -            (251,786)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                          -                   -             110,055
  Proceeds from sale of Preferred Stock                          25,000                   -             427,500
  Proceeds from note payable - stockholder                            -               2,300              20,000
  Repayments of notes payable                                         -                   -            (111,205)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                25,000               2,300             446,350
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                  14,946            (    850)             20,243

Cash At Beginning Of Period                                       5,297                 886                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $  20,243           $      36           $  20,243
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------
    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock returned in failed consideration
    and debt settlement                                       $       -           $       -           $ 510,960

    Note receivable as partial consideration for
    purchase of preferred stock                               $       -           $       -           $  70,000

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $       -           $(150,000)

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $       -           $   1,500


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  BASIS OF PRESENTATION


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

Note 2.  SIGNIFICANT ACCOUNTING POLICIES


The significant accounting policies of the Company are described in Note 1 to the 2009 consolidated financial statements of the 2009 Form 10-K, and the criti-cal accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 of the 2009 Form 10-K and in Item 2 of this quarterly report. In management's opinion, the accounting policies and estimates presented in the 2009 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-K for the period ended December 31, 2009, which was previously filed with the Securities and Exchange Commission.

Note 3.  GOING CONCERN UNCERTAINTIES

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

Note 4.  CAPITAL STRUCTURE DISCLOSURES

Common and preferred stock
--------------------------

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 8,487,456 shares of common stock are outstanding which reflects no change from December 31, 2009.

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

Subsidiary preferred stock
--------------------------

On April 18, 2007, Regent GLSC accepted purchase agreements in a total amount of $150,000 received from four purchasers of a private offering of shares of of Series A Convertible Preferred Stock ("Regent GLSC Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent GLSC's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent GLSC for $1,250,000 in $50,000 units. Each unit is convertible into 10,000 shares of common stock of Regent GLSC plus 4,800 shares of common stock of MacuCLEAR. Including the initial sales on April 18, 2007, Regent GLSC has accepted Preferred Stock purchase agreements from additional investors for a total amount of $497,500, including a purchase and sale of 5,000 shares of Series A Preferred Stock for $5 per share with the spouse of the CEO of Regent GLSC, effective January 7, 2010. As of the date of this filing, there are 99,500 shares of Series A Preferred Stock outstanding. If all of the unconverted shares of the Series A Preferred Stock were converted to common stock of Regent GLSC, the Company's ownership of Regent GLSC would be diluted to approximately 90%.

Note 5.  INVESTMENTS IN AFFILIATE

As of the date of this quarterly filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of Regent GLSC Preferred Stock. The Company has adopted ASC 820 which defines fair value and the framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. Under this process, the Company has determined the fair value for the MacuCLEAR Preferred Stock has not changed from the $4.50 per share for the period ended December 31, 2009. See Note 6 in the notes to the consolidated financial statements of the 2009 Form 10-K for more information. Also, see Note 7 herein.

Due to the sale in this period of 5,000 shares of Regent GLSC Preferred Stock, the number of shares beneficially owned by the Company was reduced from 35,454 to 30,570. We applied the $4.50 per share as the measurement of fair value for our holdings in MacuCLEAR Preferred Stock. As a result of our reduced ownership, the amount of $9,304 is a transfer out of the Level 3 valuation previously recorded and was treated as a net loss for this annual period. The following is the reconciliation used in determining the value of the investment:


                                               Investment in
                                               affiliate
                                               --------------

Beginning Balance as of 12/31/09               $      395,620
Realized gain/(loss)                                        -
Change in unrealized
appreciation/(depreciation)                                 -
Net purchase/sales                                          -
Net transfers in and/or out of
Level 3                                              (  9,304)
                                               --------------
ENDING BALANCE AS OF 3/31/10                   $      386,316
                                               ==============


See Note 7 regarding subsequent events. The fair value of the above securities has not been adjusted for any possible effects of the transaction described in said note.


Note 6.  RELATED PARTY TRANSACTIONS

Notes receivable
----------------

Effective December 30, 2009, the  Board of the Company and  the  Board of Regent
GLSC Technologies, Inc. approved the sale of 15,000 shares of Regent GLSC Series A Preferred Stock to the Chairman of the Registrant and Regent GLSC for $5.00 per share. The acquisition required a payment of $5,000 plus the execution of a promissory note in the amount of $70,000 which is be unsecured but with personal liability. The terms of the note are interest at 7 per cent per annum, payable monthly, with the principal due on or before the expiration of 2 years.

Notes payable
-------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR Partners amount due and payable at March 31, 2010 was $8,850. The promissory note is a demand note and pays interest at 8.5 percent per annum.

Preferred stock sale
--------------------

Effective January 7, 2010, Regent GLSC Technologies, Inc. executed a Preferred Stock purchase agreement for the purchase and sale of 5,000 shares of Series A Preferred Stock for $5.00 per share with the spouse of the CEO of Regent GLSC.


Note 7.  SUBSEQUENT EVENTS

Effective May 4, 2010, Regent GLSC Technologies, Inc. ("RGLSC" or "Company"), a subsidiary of the Registrant, and Healthcare of Today, Inc. ("Healthcare") have executed a stock purchase agreement (the "Agreement") whereby Healthcare will acquire the Company's 30,570 shares of Series A Preferred Stock of MacuCLEAR, Inc. Under the terms of the Agreement, a share of preferred stock is scheduled to receive a cash distribution of $10.10 and 0.21044 shares of Healthcare common stock valued at $12 per share. The Company has accepted a note payable for the stated consideration which is due on June 30, 2010. Upon maturity, the Company will receive a cash payment of $308,807 and 6,427 shares of Healthcare common stock valued at $77,125. Healthcare is completing a public offering for the acquisition of MacuCLEAR and other entities. If the public offering is for less than $12.00 per share, then additional shares of Healthcare will be issued. Failure by the buyer to satisfy all terms and conditions for the acquisition may result in the Company's rescission of the Agreement.

The holders of the Regent GLSC Technologies, Inc. Series A Preferred Stock are beneficial owners of 95,858 shares of MacuCLEAR Inc. Series A Preferred Stock. Upon maturity of the note payable from Healthcare, these investors will receive a distribution of cash and shares of Healthcare stock with a combined value of $1,210,485. This distribution plus the issuance of new restricted common stock to the investors equal to approximately 10% of the outstanding stock of RGLSC will constitute a redemption of the RGLSC Series A Preferred Stock.

Healthcare of Today, Inc. was incorporated in California in 2008 as a holding company focused on developing and acquiring vertically-integrated companies that offer diversified services, primarily within the healthcare industry. With more than thirty (30) subsidiaries, they operate in five core sectors: Biotechnology, Healthcare Staffing, Nurse Education, Senior Healthcare Services and Senior Care Facilities. They maintain a web site at www.healthcareoftoday.com.

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

INTRODUCTION - STATEMENT OF FORWARD-LOOKING INFORMATION
-------------------------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from projections in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the "Risk Factors" and elsewhere in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K filed for the period ending December 31, 2009 for a full understanding of our financial position and results of operations for the three month period ended March 31, 2010.

OVERVIEW
--------

Regent Technologies, Inc., a Colorado corporation, is listed on the pink sheets under the trading symbol "REGT". The Registrant ("Regent," "Company," "we," "our" or "us") is a development stage company focused on the identification of new technologies which we believe have the potential for commercialization. We conduct operations through our subsidiary, Regent GLSC Technologies, Inc. The Company expects to form one or more additional subsidiary companies for future operations. Our strategy is to initially acquire rights to technologies and products that are at or near commercialization. We plan to control operating companies which own or license emerging technologies similar to MacuCLEAR, Inc. We do not intend to be an investment company, engaged primarily in holding or trading in securities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in this quarterly report and in the 2009 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended December 31, 2009.
The preparation of the referenced consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2009 Form 10-K consolidated financial statements and the critical accounting policies and estimates are described in Management's Discussion and Analysis in
Item 7 of the 2009 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2009 consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

Revenues

The Company had no sales for the quarterly periods ended March 31, 2010 and March 31, 2009.

Operating Expenses

Operating expenses primarily include accounting and administrative expenses. General and administrative expenses were $7,168 for the three months ended March 31, 2010 compared to $6,350 for the three months ended March 31, 2009. The increase in administrative expenses is the result of increase in fees for stock transfer activities. Interest expense was $185 for the three months ended March 31, 2010 compared to $284 for the same period in 2009. We received $792 interest income for the current quarter. At the end of the current quarter, we purchased computer equipment for $1,786 for which depreciation will begin in the second quarter.


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

As of March 31, 2010, the Company had total assets of $478,345 and total liabilities of $10,014. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at a rate of 8.5 percent per annum (see Note 6). The funds have been used for general corporate purposes and the outstanding balance as of May 1, 2010 is $8,850.

As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our current business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2009.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on Regent's financial position or operations. See Note 12 in our Annual Report on Form 10-K as of December 31, 2009 for a discussion of prior legal proceedings.

Item 1A.  Risk Factors.
--------  -------------

The discussion in Part I, "Item 1A. Risk Factors." in the Company's 2009 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

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

         The Registrant reported the subsequent event described in Note 7 on May 12, 2010 (See Note 7 above).

                                   SIGNATURE


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May 14, 2010                REGENT TECHNOLOGIES, INC.
                                          (Registrant)

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