Form 10-Q
period 2010-06-30
REGENT TECHNOLOGIES INC
filed 2010-08-16
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2010
--------------------------------------------------------------------------------

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

                                  214-694-2227
                          (Issuer's telephone number)

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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes    X                            No
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of August 1, 2010 was 8,706,900.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                 June 30, 2010

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at June 30, 2010 and December 31, 2009 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three and Six Months Ended June 30, 2010 and 2009
    For the Period from Inception (January 1, 1999) to
      June 30, 2010

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Six Months Ended June 30, 2010 and 2009
    For the Period from Inception (January 1, 1999) to
      June 30, 2010

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

Item 4.  Controls and Procedures                                          10

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                10

Item 1A. Risk Factors                                                     10

Item 2.  Changes in Securities                                            11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURE                                                                 12

EXHIBIT INDEX                                                             13

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                          June 30,           December 31,
                                                                            2010                  2009
                                                                    ------------------    ------------------
                                                                        (Unaudited)              Audited
                                 ASSETS
CURRENT ASSETS
  Cash in bank                                                          $    8,872            $    5,297
                                                                          ---------             ---------
Total Current Assets                                                         8,872                 5,297

Long-term note receivable, stockholder                                      70,000                70,000

Property and equipment:
   Furniture and fixtures                                                    8,593                 8,593
   Computer equipment                                                        4,186                 2,400
                                                                         ---------             ---------
                                                                            12,779                10,993
   Less accumulated depreciation                                          ( 11,082)             ( 10,993)
                                                                         ---------             ---------

     Net property and equipment                                              1,696                     -

Investments in affiliate (Note 5)                                          386,316               395,620
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  466,885            $  470,917
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $      642            $    2,606
   Note payable, related parties                                             4,350                 8,850
   Accrued interest payable                                                    593                   265
                                                                         ---------             ---------
      Total Current Liabilities                                              5,585                11,721
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 99,500 and 94,500 shares issued
     and outstanding, Regent GLSC Technologies, Inc.                         9,950                 9,450
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 8,706,900 and 8,487,456
     shares issued and outstanding                                          87,069                84,875
   Paid-in capital in excess of par                                      3,840,296             3,815,795
   Accumulated deficit (including $128,015 deficit
     accumulated since reentering the development stage)                (3,476,015)           (3,450,924)
                                                                         ---------            ---------
                                                                           461,300               459,196
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  466,885            $  470,917
                                                                         =========             =========


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH JUNE 30, 2010
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              six              six            Cumulative
                                            months           months            months           months      Since Re-entering
                                          ended June       ended June        ended June       ended June    Development Stage
                                           30, 2010         30, 2009          30, 2010         30, 2009      January 1, 1999
                                         ------------     ------------      ------------     ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
   General and administrative                 7,216             2,468           14,384             8,817           331,063
   Depreciation expense                          89                 -               89                 -                89
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                             (  7,305)         (  2,468)        ( 14,473)         (  8,817)         (331,152)
                                           ---------        ---------        ---------         ---------         ---------
Other income and (expense):
    Gain on fair value measurement                -                 -         (  9,304)                -            58,236
    Gain on extinguishment of debt                -                 -                -                 -           145,340
    Gain on sale of investment                    -                 -                -                 -            76,581
    Stock grant expense                    (  2,194)         (  2,250)        (  2,194)         (  2,250)         ( 40,167)
    Interest, net                               273          (    335)             880          (    620)         ( 36,853)
                                           ---------        ---------        ---------         ---------         ---------
Total other income (expense)               (  1,921)         (  2,585)        ( 10,618)         (  2,870)          203,137
                                           ---------        ---------        ---------         ---------         ---------
Income (loss) from continuing operations
  before income taxes                      (  9,226)         (  5,053)        ( 25,091)         ( 11,687)         (128,015)

Provisions for income taxes                       -                 -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net income (loss)                          (  9,226)         (  5,053)        ( 25,091)         ( 11,687)         (128,015)
                                           =========        =========        =========         =========         =========

Net income (loss) per common share
   (basic and diluted)                    $(    .00)        $(    .00)       $(    .00)        $(    .00)
                                           =========         =========        =========         =========

Weighted Average Shares Outstanding       8,523,628         7,074,544        8,505,642         7,043,569


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH JUNE 30, 2010
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                             For the Six Months Ended June 30,   Development Stage
                                                                 2010               2009          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $( 25,091)          $( 11,687)          $(128,015)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                    89                   -               3,851
     Gain (loss) from fair value measurement                          -                   -            (103,201)
     Change in fair value measurement                             9,304                   -              44,966
     Gain from extinguishment of debt                                 -                   -            (145,340)
     Gain from sale of investment                                     -                   -            ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             2,194               2,250              45,166
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable, trade            (  1,963)              5,390              31,974
     Increase (decrease) in accrued interest payable                328                 620              25,329
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 15,139)           (  3,427)           (181,192)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Capital expenditures for equipment                             (1,786)                  -            (  1,786)
  Proceeds from sale of investments                                   -                   -             100,000
                                                              ---------           ---------           ---------
        Net Cash Used In Investing Activities                  (  1,786)                  -            (251,786)
                                                              ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                          -                   -             110,055
  Proceeds from sale of Preferred Stock                          25,000                   -             427,500
  Proceeds from note payable - stockholder                            -               2,580              20,000
  Repayments of notes payable                                  (  4,500)                  -            (115,705)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                20,500               2,580             441,850
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                   3,575            (    847)              8,872

Cash At Beginning Of Period                                       5,297                 886                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $   8,872           $      39           $   8,872
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $       -           $       -           $ 193,840

    Common stock issued for director stock awards             $   2,194           $   2,250           $  45,166

    Common stock issued for bonus compensation                $       -                   -           $  20,000

    Common stock returned in failed consideration
    and debt settlement                                       $       -           $       -           $ 510,960

    Note receivable as partial consideration for
    purchase of preferred stock                               $       -           $       -           $  70,000

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $       -           $       -           $(150,000)

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $       -           $       -           $   1,500


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

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2010, up until the issuance of the financial statements, which occurred on August 16, 2010.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES


The significant accounting policies of the Company are described in Note 1 to the 2009 consolidated financial statements of the 2009 Form 10-K, and the criti-cal accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 of the 2009 Form 10-K and in Item 2 of this quarterly report. In management's opinion, the accounting policies and estimates presented in the 2009 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-K for the period ended December 31, 2009, that was previously filed with the Securities and Exchange Commission.

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

Note 4.  CAPITAL STRUCTURE DISCLOSURES

Common and preferred stock
--------------------------

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 8,706,900 shares of common stock are outstanding. This compares to 7,262,456 shares for the same period in 2009 with the difference due to stock issuances under stock-based compensation (see notes to the consolidated financial statements of the 2009 Form 10-K).

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

Note 5.  INVESTMENTS IN AFFILIATE

As of the date of this quarterly filing, Regent GLSC holds title to 126,428 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of Regent GLSC Preferred Stock. The Company has adopted ASC 820 which defines fair value and the framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. Under this process, the Company has determined the fair value for the MacuCLEAR Preferred Stock has not changed from the $4.50 per share for the period ended December 31, 2009. See Note 6 in the notes to the consolidated financial statements of the 2009 Form 10-K for more information. Also, see Note 6 herein.

Due to the sale in January, 2010 of 5,000 shares of Regent GLSC Preferred Stock, the number of shares beneficially owned by the Company was reduced from 35,454 to 30,570. We applied the $4.50 per share as the measurement of fair value for our holdings in MacuCLEAR Preferred Stock. As a result of our reduced ownership, the amount of $9,304 was a transfer out of the Level 3 valuation previously recorded and was treated as a net loss for this annual period. The following is the reconciliation used in determining the value of the investment for the six months ended June 30, 2010:


                                               Investment in
                                               affiliate
                                               --------------

Beginning Balance as of 12/31/09               $      395,620
Realized gain/(loss)                                        -
Change in unrealized
appreciation/(depreciation)                                 -
Net purchase/sales                                          -
Net transfers in and/or out of
Level 3                                              (  9,304)
                                               --------------
Ending Balance as of 6/30/10                   $      386,316
                                               ==============

Note 6.  PENDING SALE

Effective May 4, 2010, Regent GLSC and Healthcare of Today, Inc. ("Healthcare") executed a stock purchase agreement (the "Agreement") whereby Healthcare will acquire the Company's 30,570 shares of Series A Preferred Stock of MacuCLEAR, Inc. Under the terms of the Agreement, a share of preferred stock was scheduled to receive cash and Healthcare common stock for total consideration of $385,900. Closing was scheduled for June 30, 2010 but has been delayed pending the funding of Healthcare's public stock offering. The Board of Regent GLSC is considering other alternatives including rescission of the Agreement.

The holders of the Regent GLSC Technologies, Inc. Series A Preferred Stock are beneficial owners of 95,858 shares of MacuCLEAR Inc. Series A Preferred Stock. Under the pending sale to Healthcare, these investors were scheduled to receive a distribution of cash and shares of Healthcare stock with a combined value of $1,210,485. This distribution, if closed, plus the issuance of new restricted common stock equal to approximately 10% of the outstanding stock of Regent GLSC will constitute a redemption of the Regent GLSC Series A Preferred Stock.

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

Note 7.  RELATED PARTY TRANSACTIONS

Notes receivable
----------------

Effective December 30, 2009, the  Board of the Company and  the  Board of Regent
GLSC Technologies, Inc. approved the sale of 15,000 shares of Regent GLSC Series A Preferred Stock to the Chairman, President and CEO of Registrant for $5.00 per share. The acquisition required a payment of $5,000 plus the execution of a promissory note in the amount of $70,000 which is be unsecured but with personal liability. The terms of the note are interest at 7 per cent per annum, payable monthly, with the principal due on or before the expiration of 2 years.

Notes payable
-------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR Partners amount due and payable at June 30, 2010 was $4,350. The promissory note is a demand note and pays interest at 8.5 percent per annum.

Preferred stock sale
--------------------

Effective January 7, 2010, Regent GLSC Technologies, Inc. executed a Preferred Stock purchase agreement for the purchase and sale of 5,000 shares of Series A Preferred Stock for $5.00 per share with the spouse of the CEO of the Company.

Note 8.  SUBSEQUENT EVENTS

On August 14, 2010, the Company entered into a rights agreement with Epi-Cloyd, Ltd. and Epi-Energy, Ltd. (E-C) for the exclusive rights to develop an E-C gear-box for the valve actuator and wind energy applications. Following a period of eight months for the development of a gearbox prototype, Regent has the right to enter into a licensee agreement for exclusive rights to a valve actuator and wind energy generation field of use.

The Company's energy technologies division will seek to manufacture or license the right to manufacture a transmission for wind energy turbine customers who are presently hampered by transmissions subject to failure under extreme forces. The Company will provide these customers a revolutionary, more durable transmis-sion that not only offers longer-life but greatly reduces design, manufacture, installation, and maintenance costs compared to products available on the market today. Design and composition of the E-C gearbox and transmission is such that fabrication involves less complex equipment and forming processes as well as less exotic materials than are currently required for manufacturing wind energy transmissions. Elimination of these elements will result in considerably lower cost to manufacture and the ability to respond quickly to orders with consider-able savings to customers. The Company expects to sell its E-C transmissions in a range of 50 percent of the price currently charged for conventional transmis-sions. The Company believes the current market for wind turbine transmissions is $500 million per year. The Company expects to be selling or licensing to sell into this market in 2012.

Epi-Cloyd, Ltd. and Epi-Energy, Ltd. are related private technology companies operating in Dallas, Texas and focused on the utilization of their numerous patents covering a revolutionary cyclic reduction invention. Their invention increases torque as a plurality of driver discs rotate about a central shaft member and engage an output member via a low-friction, roller means. The first of seven related patents was issued in March, 2007.

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

This discussion should be read in conjunction with the consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K filed for the period ending December 31, 2009 for a full understanding of our financial position and results of operations for the six month period ended June 30, 2010.

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

During the second quarter, management had discussions regarding opportunities in oil and gas exploration and production, and proprietary technologies related thereto. We do not intend to be an investment company, engaged primarily in holding or trading in securities.

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

RESULTS OF OPERATIONS
---------------------

Revenues

The Company had no sales for the quarterly periods ended June 30, 2010 and June 30, 2009.

Operating Expenses

Operating expenses primarily include accounting and administrative expenses. General and administrative expenses were $14,473 for the six months ended June 30, 2010 compared to $8,818 for the six months ended June 30, 2009. The increase in administrative expenses is the result of more expenditures for stock transfer fees, audit fees, and depreciation. Interest expense was $328 for the six months ended June 30, 2010 compared to $620 during the six months ended June 30, 2009, due to the lower amount outstanding under the NR Partners promissory note. Depreciation expense for the period was $89.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As a development stage company, Regent has funded operations through short-term borrowings and equity investment sales in order to meet obligations. Our future 0perations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time.

As of June 30, 2010, the Company had total assets of $466,885 and total liabilities of $5,585. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at a rate of 8.5 percent per annum (see Note 7). The funds have been used for general corporate purposes and the outstanding balance as of August 1, 2010 is $4,350.

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

         The Registrant reported the subsequent event described in Note 6 on May 12, 2010.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 16, 2010               REGENT TECHNOLOGIES, INC.
                                          (Registrant)

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