Form 10-Q
period 2010-09-30
REGENT TECHNOLOGIES INC
filed 2010-11-12
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2010
--------------------------------------------------------------------------------

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

                   Yes                                 No   X
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of November 1, 2010 was 22,326,900.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                               September 30, 2010

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at September 30, 2010 and December 31, 2009 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three and Nine Months Ended September 30, 2010 and 2009
    For the Period from Inception (January 1, 1999) to
      September 30, 2010

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Nine Months Ended September 30, 2010 and 2009
    For the Period from Inception (January 1, 1999) to
      September 30, 2010

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       27

Item 4.  Controls and Procedures                                          27

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                27

Item 1A. Risk Factors                                                     27

Item 2.  Changes in Securities                                            34

Item 3.  Defaults Upon Senior Securities                                  34

Item 4.  Submission of Matters to a Vote of Security Holders              34

Item 5.  Other Information                                                34

Item 6.  Exhibits and Reports on Form 8-K                                 35

SIGNATURE                                                                 36

EXHIBIT INDEX                                                             37

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,          December 31,
                                                                            2010                  2009
                                                                    ------------------    ------------------
                                                                        (Unaudited)            (Audited)
                                 ASSETS
CURRENT ASSETS
   Cash in bank                                                         $    1,243            $    5,297
                                                                          ---------             ---------
Total Current Assets                                                         1,243                 5,297

Long-term note receivable, stockholder                                           -                70,000

Property and equipment, at cost, based on the full cost
   method of accounting for oil and gas properties                          91,278                10,993

   Less - accumulated depreciation, depletion and amortization            ( 11,172)             ( 10,993)
                                                                         ---------             ---------
Total property and equipment, net (Note 4)                                  80,106                     -

Investment in affiliate (Note 6)                                           386,316               395,620
                                                                         ---------             ---------
TOTAL ASSETS                                                            $  467,665            $  470,917
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                              $      634            $    2,606
   Note payable, related parties                                             2,750                 8,850
   Accrued interest payable                                                    656                   265
                                                                         ---------             ---------
Total current liabilities                                                    4,040                11,721
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 99,500 and 94,500 shares issued
     and outstanding, Regent Natural Resources Co.                           9,950                 9,450
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 22,326,900 and 8,487,456
     shares issued and outstanding                                         223,269                84,875
   Paid-in capital in excess of par                                      3,713,795             3,815,795
   Accumulated deficit (including net loss of $135,390
     accumulated since reentering the development stage)                (3,483,389)           (3,450,924)
                                                                         ---------            ---------
                                                                           463,625               459,196
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  467,665            $  470,917
                                                                         =========             =========


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH SEPTEMBER 30, 2010
                                   (UNAUDITED)

                                           For the          For the           For the          For the
                                            three            three              nine             nine           Cumulative
                                            months           months            months           months      Since Re-entering
                                       ended September  ended September   ended September  ended September  Development Stage
                                           30, 2010         30, 2009          30, 2010          30, 2009      January 1, 1999
                                         ------------     ------------      ------------      ------------      ------------

Revenues                                 $         -      $         -       $        -        $        -        $        -

Operating expenses:
    General and administrative                 6,022            5,054           20,405            18,650           337,084
    Depreciation expense                          89                -              179                 -               179
                                           ---------        ---------        ---------         ---------         ---------
Operating loss                              (  6,111)        (  5,054)        ( 20,584)         ( 18,650)         (337,263)
                                           ---------        ---------        ---------         ---------         ---------
Other income and (expense):
    Gain on fair value measurement                 -                -                -                 -           103,201
    Transfer on fair value measurement             -         (  8,230)        (  9,304)         (  8,230)         ( 44,966)
    Gain on extinguishment of debt                 -                -                -                 -           145,340
    Gain on sale of investment                     -                -                -                 -            76,581
    Stock grant expense                     (  1,200)               -         (  3,394)         (  2,250)         ( 41,366)
    Interest, net                           (     63)        (    559)             817          (  1,273)         ( 36,917)
                                           ---------        ---------        ---------         ---------         ---------
Total other income (expense)                (  1,263)        (  8,789)        ( 11,881)         ( 11,753)          201,873

Income (loss) from continuing operations
  before income taxes                       (  7,374)        ( 13,843)        ( 32,465)         ( 30,403)         (135,389)

Provisions for income taxes                       -                 -                -                 -                 -
                                           ---------        ---------        ---------         ---------         ---------
Net income (loss)                           (  7,374)        ( 13,843)        ( 32,465)         ( 30,403)        $(135,390)
                                           =========        =========        =========         =========         =========

Net income (loss) per common share
   (basic and diluted)                     $       -        $       -        $       -         $       -
                                           =========        =========        =========         =========

Weighted Average Shares Outstanding       10,951,955        7,262,456        9,321,817         7,158,894


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
                       AND FOR THE PERIOD JANUARY 1, 1999
                           THROUGH SEPTEMBER 30, 2010
                                (UNAUDITED)

						  		   		                     Cumulative
                                                                                                  Since Re-entering
                                                          For the Nine Months Ended September 30, Development Stage
                                                                 2010               2009          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $( 32,465)          $( 30,403)          $(135,390)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                   179                   -               3,941
     Gain (loss) from fair value measurement                          -               8,230            (103,201)
     Change in fair value measurement                             9,304                   -              44,966
     Gain from extinguishment of debt                                 -                   -            (145,340)
     Gain from sale of investment                                     -                   -            ( 76,581)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             3,394               2,250              46,366
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable, trade            (  1,972)              4,801              31,965
     Increase (decrease) in accrued interest payable                391               1,274              25,393
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 21,169)           ( 13,848)           (187,222)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Capital expenditures for computer equipment                  (  1,785)                  -            (  1,785)
  Proceeds from sale of investments                                   -                   -             100,000
                                                              ---------           ---------           ---------
        Net Cash Used In Investing Activities                  (  1,785)                  -            (251,785)
                                                              ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                          -                   -             110,055
  Proceeds from sale of Preferred Stock                          25,000              22,500             427,500
  Proceeds from note payable - stockholder                            -              12,755              20,000
  Repayments of notes payable                                  (  6,100)                  -            (117,305)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities                18,900              35,255             440,250
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                (  4,054)             21,407               1,243

Cash At Beginning Of Period                                       5,297                 886                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $   1,243           $  22,293           $   1,243
                                                              =========           =========           =========



                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Common stock issued for conversion of notes payable       $       -           $       -           $ 193,840

    Common stock issued for oil and gas property transfer     $   8,500           $       -           $   8,500

    Common stock issued for director stock awards             $   2,194           $   2,250           $  25,166

    Common stock issued for bonus compensation                $       -                   -           $  20,000

    Common stock issued for payment of services               $   1,200           $       -           $   1,200

    Common stock returned in failed consideration and
    debt settlement                                           $       -           $       -           $ 510,960

    Note receivable as partial consideration for
    purchase of preferred stock                               $       -           $       -           $  70,000

    Cancellation of note receivable as partial
    consideration for oil and gas property transfer           $( 70,000)          $       -           $( 70,000)

    Repayment of note payable transferred directly to
    MacuCLEAR upon sale to GHI, Ltd.                          $       -           $       -           $(150,000)

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $       -           $       -           $ 148,500

    Issuance of common stock upon MacuCLEAR sale to
    GHI, Ltd.                                                 $       -           $       -           $   1,500


The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS OVERVIEW

The accompanying unaudited consolidated financial statements included herein have been prepared by REGENT TECHNOLOGIES, INC. (the "Registrant" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information, and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.

These unaudited consolidated financial statements should be read in conjunction with the information included in the Company's Report on Form 8-K dated October 8, 2010, and the financial statements and notes included on the Form 10-Q for the periods ending March 31 and June 30, 2010 and the Form 10-K for the period ending December 31, 2009, as filed with the SEC. The financial statements here-in as of September 30, 2010, and for the three month periods ended September 30, 2010 and 2009, are unaudited and in the opinion of management, the information provided reflects all material adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2010, up until the issuance of the financial statements, which occurred on November 5, 2010.

Organization and Business Overview
----------------------------------

The Company has one subsidiary that previously operated under the name Regent GLSC Technologies, Inc. ("Regent GLSC"), and was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). Regent GLSC was formed to develop operations related to the life sciences commercialization process by working with inventors and research teams. Regent GLSC's initial en-try into life sciences was as the management for MacuCLEAR, Inc. ("MacuCLEAR"), a company organized for the development of a treatment of the eye disease known as dry age-related macular degeneration. Regent NRCo's 6.85% ownership of Macu-CLEAR was financed through the sale of preferred stock in Regent NRCo. Two directors of Regent, David Nelson and Philip Ralston, comprise forty percent of the voting board of MacuCLEAR. Mr. Ralston has resigned as President of Regent NRCo to give full time to MacuCLEAR's Phase II clinical trials and the Company's CEO, David A. Nelson, was elected the President of Regent NRCo ("RNRCo").

As of the filing of this Form 10-Q, the Company has restructured its management team and refocused its business strategy. The Company's management team includes David A. Nelson as Chief Executive Officer, John L. Clutter, General Manager of the Energy Technology Division, Anton L. Prodanovic, General Manager of the Natural Resources Division, and David L. Ramsour as Secretary. We have rights to proprietary technologies which we believe provide Regent an advantage in the energy industry. Our business strategy is to exploit these advantages and gene-rate long-term value for our shareholders and partners. We operate through two business segments -- the Energy Technology Division and the Natural Resources Division. We intend to fund operations initially from the sale of corporate securities, including debt and equity (see Management's Discussion and Analysis herein).

The Company will continue to be a "small business issuer" and a "development stage company" as defined pursuant to the Securities Transfer Act of 1934, as amended, following the Transfer.

Recent Events
-------------

On August 14, 2010, the Company entered into a rights agreement with Epi-Cloyd, Ltd. and Epi-Energy, Ltd. ("E-C") for the exclusive rights to develop E-C gear-boxes for the valve actuator and wind energy applications. Following a period of eight months for the development of a gearbox prototype, Regent has the right to enter into a licensee agreement for exclusive rights to a valve actuator and wind energy generation field of use (see Management's Discussion and Analysis herein).

On September 24, 2010, the Company received a confirmation that executive management of MacuCLEAR, Inc. had rejected the previously announced purchase offer tendered during the second quarter by Healthcare of Today, Inc. ("HOTI") for 100% of the MacuCLEAR preferred and common stock. The rejection terminates the agreement by our subsidiary to sell its shares of MacuCLEAR Series A Preferred Stock to HOTI. MacuCLEAR is moving forward with its Phase II clini-cal trial for the treatment of dry age-related macular degeneration with alter-native funding. During the fourth quarter, MacuCLEAR has initiated sales of newly issued preferred stock for $12.00 per share (see Note 10).

On September 29, 2010, Signature Investor Group, LC and David A. Nelson, CEO of the Registrant (the "Transferors"), executed a Property Transfer Agreement (the "Transfer Agreement") with RNRCo the Company's subsidiary, (the "Transferee"). Pursuant to the terms and conditions of the Transfer Agreement, the principal provisions of the transfer (the "Transfer") are:

          - The Transferor assigned a 100% working interest and 75% net revenue interest in 66.574 gross acres in Hill County, Texas, which contain engineered Proved Undeveloped Reserves of 70.54M barrels;

          - The Transferor also conveyed undeveloped oil and gas interests in a 153 acre lease in Coke County, Texas;

          -  The conveyance included certain oil and gas production equipment;

          -  The Transferor received 13.5 million shares of new Company stock;

  	  - Each of the parties provided customary representations and warran-ties in the Transfer Agreement.

The foregoing description of the Transfer does not purport to be complete and is qualified in its entirety by reference to the complete text of the Transfer Agreement, which is filed as Exhibit 2.1 hereto and incorporated herein by reference.

The valuation of the transaction was based primarily on 50% of the discounted net cash flow (PV-10) amount of $2,015,700 for the Proved Undeveloped Reserves transferred to RNRCo (see Note 4). Because the properties were acquired from, and the consideration was paid to related parties of the Company, the Transfer was recorded at the basis of the related parties in the amount of $78,500.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of Regent are described in Note 1 to the consolidated financial statements of the 2009 Form 10-K and in this Note 2 and the critical accounting policies and estimates as described in Management's Discussion and Analysis included in Item 7 of the 2009 Form 10-K and in Item 2 of this report. These financial statements and notes should be read in conjunc-tion with our audited consolidated financial statements and the financial notes thereto included in Regent's Report on Form 10-K for the fiscal year ended December 31, 2009.

Dependence on Oil and Gas Prices
--------------------------------

Under our business plans as an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevail-ing prices for oil and gas. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be sub-ject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have material adverse effects on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.

Oil and Gas Properties
----------------------

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. Estimates of our proved reserves as of October 1, 2010 were prepared by a third party engineering firm.

Proceeds from the sale of properties are accounted for as reductions of capita-lized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are grouped by major prospect area where individual property costs are not signifi-cant and are assessed individually when individual costs are significant. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects.

In calculating future net revenues, current prices are calculated as the average prices during the preceding 12-month period prior to the end of the current period, determined as the un-weighted arithmetical average of prices on the first day of each month within the 12-month period and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting the ceiling test are reserve levels and oil and gas prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil and gas reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. We account for all exploration costs (including seismic) in accordance with Regulation S-X. Specifically, Rule 4-10 requires all companies that use the full-cost method to capitalize exploration costs as part of their oil and gas properties (i.e., the full-cost pool). Exploration costs may be incurred both before acquiring the related property and after acquiring the property. Further, these costs include, among other things, geological and geophysical studies and salaries and other expenses of geologists, geophysical crews and others conduct-ing those studies. Such costs are capitalized as incurred. Seismic costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties. The Company reviews its unproved properties and associated seismic costs quarterly in order to ascertain whether impairment has occurred. To the extent that seismic costs cannot be directly associated with specific unevaluated properties, they are included in the amortization base as incurred.

Reserve Estimates
-----------------

Estimates of oil and gas reserves, by necessity, are projections based on geolo-gic and engineering data, and there are uncertainties inherent in the interpre-tation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective pro-cess of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Esti-mates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the eco-nominally recoverable quantities of oil and natural gas attributable to any par-ticular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates and such variances may be material.

Impairment of oil and gas properties
------------------------------------

Long-lived assets, including our proved oil and gas reserves, are assessed for potential impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to esti-mated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely inde-pendent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds.

New Accounting Requirements
---------------------------

In January 2010, the Financial Accounting Standards Board (FASB) issued Account-ing Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (ASU 2010-03), which aligns the FASB's oil and gas reserve estimation and disclosure requirements under the SEC's final rule, Modernization of the Oil and Gas Reporting Requirements (Final Rule), which was issued on December 31, 2008 and became effective for the year ended December 31, 2009. We have adopted the Final Rule and ASU 2010-03 effective September 30, 2010 as a change in account-ing principle that is inseparable from a change in accounting estimate. Such a change is hereby accounted for prospectively under the authoritative accounting guidance. Comparative disclosures applying the new rules for periods before the adoption of ASU 2010-03 and the Final Rule are not required.

In February 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-09, "Subsequent Events," which amends ASC 855 to eliminate the requirement to disclose the date through which management has evaluated subsequent events in the financial statements. ASU No. 2010-09 was effective upon issuance and its adoption had no impact on Regent's financial position, results of operations or cash flows.

Effective January 1, 2010, the Company partially adopted the provisions of FASB ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements," which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) acti-vity in Level 3 measurements. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The Company has applied the disclosure requirements rela-tive to the Level 3 reconciliation in the current quarter. For additional information, please refer to Note 6.

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


Note 4.  OIL AND GAS ASSETS

Property and Equipment
----------------------

Properties and equipment, net are comprised of the following:

                                                         September 30, 2010
                                                         ------------------
Unproved Oil and Gas Properties (1)                               $   4,802
Proved Oil and Gas Properties (1)                                    73,698
Other Equipment                                                      12,778
                                                         ------------------
                                                                     91,278
Accumulated Depreciation, Depletion and Amortization               ( 11,172)
                                                         ------------------
                                                                  $  80,106
                                                         ==================

(1) Because the oil and gas properties were acquired from and the consideration was paid to related parties of the Company, the properties were recorded at the the basis of the related parties in the amount of $78,500.

Asset Acquisition
-----------------

The table below sets forth our undeveloped and developed gross and net leasehold acreage acquired in the Transfer Agreement (see Note 1). Undeveloped acreage includes acres on which wells have not been completed to a point that would permit the commercial production, regardless of whether or not such acreage con-tains proved reserves. Undeveloped acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

            Undeveloped Acreage     Developed Acreage        Total Acreage
           ---------------------- --------------------- ---------------------
              Gross        Net       Gross       Net       Gross       Net
           ----------  ---------- ---------- ---------- ---------- ----------

               169          17        50          50        219         67

Title to Properties
-------------------

All the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless prior to that date, the existing leases are renewed or production has been obtained from the acreage subject to the lease, in which event the lease will remain in effect until the cessation of production. As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although we have title to developed acreage examined prior to the acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defect or defects in the assignment of lease-hold rights.


Oil and Gas Reserves
--------------------

All of our reserves and near term prospects are located in the Texas Mexia-Talco Fault Zone of the East Texas Basin and the Eastern Shelf of the Midland Basin, both mature producing oil and gas horizons located in Texas. On behalf of the Transferor, the independent engineering firm RCM Engineering, Inc. of Dallas, Texas, evaluated the reserves acquired pursuant to the Transfer and issued an appraisal report on oil and gas reserve estimates as of December 31, 2009, and updated as of October 1, 2010 which are included in the following table:


Gas and Oil Properties, net (1):
   Proved Developed Crude Oil and
   Condensate reserves-Bbls                                0
   Proved Undeveloped crude oil and
   Condensate reserves-Bbls (2)                       70,540
                                                 -----------
   Total proved crude oil and condensate
     Reserves-Bbls                                    70,540
                                                 ===========

Present value of estimated future net cash flows
  before income taxes, discounted at 10% (3)      $2,015,700


(1) Reflects the estimate of the net proved oil reserves, future net revenues, and the present value of future net revenues (PV-10). The only Proved Reserves the Company has are Proved Undeveloped Reserves.

(2) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where an expenditure is required for recompletion.

(3) Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenues. The standardized measure does not reflect any future income tax expenses because it was not subject to income taxes. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2009.

Note 5.  CAPITAL STRUCTURE DISCLOSURES

Common and preferred stock
--------------------------

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 22,326,900 shares of com-mon stock outstanding. This compares to 7,262,456 shares for the same period in 2009 with the difference due to the 13,500,000 shares of common shares issued under the Transfer Agreement (see Note 1) and the stock issuances under stock-based compensation (see Note 7).

Holders of Regent's common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the direc-tors. Holders of the Regent's common stock representing a majority of the vot-ing power of Regent's capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of Regent's out-standing shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to Regent's articles of incorpo-ration.

Holders of Regent's common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstand-ing share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Regent's common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Regent's common stock.

Stock options
-------------

No options, warrants or similar rights are outstanding  as of this report date.

Subsidiary preferred stock
--------------------------

On April 18, 2007, Regent NRCo accepted purchase agreements in a total amount of $150,000 received from four purchasers of a private offering of shares of of Series A Convertible Preferred Stock ("Regent NRCo Preferred Stock"). Under the accepted purchase agreements, the subscribers purchased through a Preferred Stock Purchase Agreement 30,000 shares of Regent NRCo's Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell 25% of the equity of Regent NRCo for $1,250,000 in $50,000 units. Each unit is convertible into 10,000 shares of common stock of Regent NRCo plus 4,800 shares of common stock of MacuCLEAR. Including the initial sales on April 18, 2007, Regent NRCo has accepted Preferred Stock purchase agreements from additional investors in the total amount of $497,500. If all of the uncon-verted shares of the Series A Preferred Stock were to be converted to common stock of Regent NRCo, the Company's ownership of Regent NRCo would be diluted to approximately 90%.

Note 6.  FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:


                                                            Fair Value Measurements Using
                                                         --------------------------------------
                 September 30, 2010                       Level 1       Level 2      Level 3
                 ------------------                     -----------   ----------   -----------
Investment in affiliate............................      $       -     $       -     $ 386,316

                 December 31, 2009
                 -----------------

Investment in affiliate............................      $       -     $       -     $ 395,620

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process. Cash, accounts payable, and other current lia-bilities are carried at book value amounts which approximate fair value to the short-term maturity of these instruments.

Non-financial assets and liabilities
------------------------------------

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets and oil and gas properties, at fair value on a nonrecurring basis. As none of the Company's other non-financial assets and liabilities were impaired as of September 30, 2010 and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Financial assets and liabilities - Investment in affiliate
----------------------------------------------------------

Our financial assets and liabilities are measured at fair value on a recurring basis. As of this quarterly filing, the Company's subsidiary holds 126,428 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of subsidiary Preferred Stock. The Company has adopted ASC 820 which defines fair value and the framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. Under this process, the Company has determined the fair value for the MacuCLEAR Preferred stock, as of the end of this quarter, has not changed from the $4.50 per share for the prior period based on pending agreements to sale MacuCLEAR Preferred Stock for up to $12.00 per share (see Note 10).

Due to the sale in January 2010 of 5,000 shares of Regent NRCo Preferred Stock, the number of shares beneficially owned by the Company was reduced from 35,454 to 30,570. As a result of our reduced ownership, the amount of $9,304 was a transfer out of the Level 3 valuation for the first quarter and was treated as a net loss for this annual period.

The following table sets forth a reconciliation of changes for the three and nine month periods ended September 30, 2010 in the fair value of the financial assets classified as Level 3 in the fair value hierarchy:


                                                 Three Months     Nine Months
                                               Ended 9/30/2010  Ended 9/30/2010
                                               ---------------  ---------------

Balance at beginning of period                 $      386,316   $       395,620
Realized gain/(loss)                                        -                 -
Change in unrealized
appreciation/(depreciation)                                 -                 -
Net purchase/sales                                          -                 -
Net transfers in and/or out of Level 3                      -          (  9,304)
                                               --------------   ---------------
Balance at end of period                       $      386,316   $       386,316
                                               ==============   ===============

Note 7.  STOCK-BASED COMPENSATION

In December 2007, Regent entered into restricted common stock award agreements with its directors under which it may be required to issue up to 2,000,000 shares of common stock, 500,000 shares to four directors. The restricted stock awards vest over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President in 2007 and 347,223 and 450,000 shares to the remaining Directors in 2007 and 2008, respectively. The grant was valued at $2,000 for tax purposes, being the value of the shares on the day the agreement was completed. The Company has valued the shares at $20,000 for book purposes, being the stock par value. The total cost of the restricted stock grant will be recognized in the consolidated statement of operations at the dates of vesting over an estimated period of three years. We recognized the amounts of $4,500 and $5,000 as stock-based director compensation expense for the fiscal periods ended 2009 and 2008, respectively, based on the par value of the stock issued.

Stock-based compensation expense during the first nine months of 2010 and 2009 $3,394 and $2,250, respectively, and is included in Other Expense in the Conso-lidated Statement of Operations. As of September 30, 2010, 33,333 shares remain unissued and unvested under the director award agreements.

Note 8. RELATED PARTY TRANSACTIONS

Property Transfer Agreement
---------------------------

On September 29, 2010, Signature Investor Group, LC ("SIG") and David A. Nelson, CEO of the Registrant and co-owner of SIG with his spouse, executed a Property Transfer Agreement with RNRCo (see Note 1). After the consummation of the Transfer Agreement, the related parties control approximately 80.5% of the outstanding common stock of the Registrant.

Note receivable, stockholder
----------------------------

Effective December 30, 2009, the Board of the Company and the Board of Regent NRCo Technologies, Inc. approved the sale of 15,000 shares of subsidiary Series A Preferred Stock to the Chairman and CEO of Regent and Regent NRCo for $5.00 per share. The acquisition required a payment of $5,000 plus the execution of a promissory note in the amount of $70,000, which was forgiven under the the Property Transfer Agreement.

Notes payable
-------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the President as a partner and director David Ramsour as a partner. The total NR Partners amount due and payable at September 30, 2010 was $2,750. The promissory note is a demand note and pays interest at 8.5 percent per annum.

Preferred stock sale
--------------------

Effective January 7, 2010, Regent's subsidiary executed a Preferred Stock pur-chase agreement for the purchase and sale of 5,000 shares of Series A Preferred Stock for $5.00 per share with the spouse of the CEO of the Company.

Note 9.  COMMITMENTS

The capital commitments to undertake the drilling activities necessary to ful-fill the exploration and development of the Proved Undeveloped Reserves required under the acquired leaseholds pursuant to the Transfer Agreement were assessed and estimated by the management to be in the region of $350,000. Unless we are able to raise sufficient capital, we will not be able to meet our leasehold obligations and may not be able to continue as a going concern.


Note 10.  SUBSEQUENT EVENTS

On October 20, 2010, MacuCLEAR, Inc. accepted agreements and payment to sale MacuCLEAR Preferred Stock for $12.00 per share. This purchase and sale activity will result in a positive change in the reported fair value of the Registrant's holding of MacuCLEAR Preferred Stock and the recording of a gain of $229,275 for the fourth quarter.

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

In this Form 10-Q, references to "we," "our," "us," the "Company," or "Regent" refer to Regent Technologies, Inc., a Colorado corporation, and Regent's wholly owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to herein as "Regent NRCo."

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist the readers to understand Regent, our operations, and our present business environment. This MD&A should be read in conjunction with "Item 1. Financial Statements" of this report on Form 10-Q and the financial statements and notes in our Form 10-K filed for the period ending December 31, 2009 for a full understanding of our financial posi-tion and results of operations for this nine month period.

This overview summarizes the MD&A, which includes the following sections:

|_|  Overview and Business Description
|_|  Critical Accounting Policies and Estimates
|_|  Results of Operations
|_|  Liquidity and Capital Resources
|_|  Risk Factors

---------------------------------
Overview and Business Description
---------------------------------

Regent Technologies, Inc., a Colorado corporation, is listed on the pink sheets under the trading symbol "REGT". The Registrant is a development stage company engaged in the development of natural resources and related energy technologies. The Company has one subsidiary that previously operated under the name Regent GLSC Technologies, Inc., and was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). Regent and Regent NRCo have rights to proprietary technologies which we believe provide us an advantage in the industry. Our business strategy is to exploit these advantages and gene-rate long-term value for our shareholders and partners. We operate through two business segments:
                           -Energy Technology Division
                           -Natural Resources Division

Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting re-sponsible energy now and in the future. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environ-mentally safe manner while developing new technologies for the increased use of renewable energy.

                            ENERGY TECHNOLOGY DIVISION

Our Energy Technology Division is involved in identifying and developing emerg-ing technologies which impact energy production. We are currently focused on the development of a distinctive gearbox designed for petroleum valve actuators and large wind energy generators. Known as the Epicloyd ("E-C") transmission, the E-C Gearbox that we are developing for wind energy usage will be constructed to provide a minimum of a decade of continuous service. Though these are appro-priate for installation of new large wind generators, the primary market of the gearboxes will be replacement of short-lived and repeatedly-failed conventional gearboxes currently in 1 to 3 megawatt wind generators located around the US.

We are also working to apply the unique performance of the E-C Gearbox to the control of valve actuators. Because of its durability and ability to function for many years in locales beyond the reach of normal maintenance services, the E-C gearbox is able to bring reliable performance and financial benefit to its users in the petroleum industry and beyond.

The objective of Regent's Energy Technology Division is to apply the E-C Gearbox to a wide variety of global energy industries to both diversify and increase re-venues for the Company. Specific attributes that place the E-C Gearbox above competitors are:

-  Greatly reduced number of bearings and bearing failures
-  Elimination of tooth failure and destructive metal shavings
-  Great reduction in lubrication requirements
-  Low generation of heat
-  Extended durability, lower and simpler maintenance requirements
-  Scalable to virtually all size applications

Technology
----------

On August 14, 2010, the Company entered into a rights agreement with Epi-Cloyd, Ltd. and Epi-Energy, Ltd. (E-C) for the exclusive rights to develop an E-C Gear-box for the valve actuator and wind energy applications. Following a period of eight months for the development of a gearbox prototype, Regent has the right to enter into a licensee agreement for exclusive rights for the valve actuator and wind energy generation fields of use. Upon entering into the license agreement, Regent will pay a minimum royalty payment of $12,500 per quarter for the first twelve months and $25,000 per quarter thereafter.

Epi-Cloyd, Ltd. and Epi-Energy, Ltd. are related private technology companies operating in Dallas, Texas and focused on the utilization of their numerous patents covering a revolutionary cyclic reduction invention. Their invention increases torque as a plurality of driver discs rotate about a central shaft member and engage an output member via a low-friction, roller means. The first of seven related patents was issued in March 2007 and all are within the scope of the Company's rights agreement.

Epi-Cloyd Application To Wind Energy
------------------------------------

Although the Company will be able to provide Epi-Cloyd transmissions for a great variety of applications, it has focused its energies for the foreseeable future on meeting the most serious problems confronting wind energy providers today. These problems currently revolve around the repeated and destructive failure of conventional transmissions and the high cost of removing and replacing such gear boxes in the field.

The combination of a lower price of an Epi-Cloyd transmission, the savings of timely orders, the lower maintenance requirements, and the savings from doubling the life of a tower transmission produces a significant saving to the customer. The Company expects to be able to sell its transmissions in a range of 75% of the "aftermarket" price currently charged for conventional transmissions. That, combined with an expected doubling of unit life, results in a unit cost that is less than 50 percent of current conventional unit costs over a 10-year period. In addition, the reduction in unit maintenance and costly in-field replacement charges as well as lengthy down time, moves the E-C Gearbox replacement and ope-rating cost lower to the range of 30 percent of current gearbox unit/operating costs. Under these conditions, the Company could consider higher unit prices to cover contingencies and extended warranties and still create a healthy profit.

Epi-Cloyd Wind Energy Market
----------------------------

We are estimating that there will be 4,000 gearboxes going out of warranty every year for the next few years in the United States only. This includes the current installed base of GE's most widely used turbine, the 1.5 MW, which is reported at 13.5K units. While we believe the Epi-Cloyd should be supplied as the initial OEM transmission, overly conservative wind farm financing entities will push back against this new device for at least the first five years of use. So the initial customer base will be the wind farm operators who have 4,000 OEM trans-missions with expiring warranties and thus have the most to gain from using our less expensive and longer lasting product. Primary efforts will focus on part-nering with generator providers operating under power purchase agreements for equipment integrity.

Revenue Outlook
---------------

On the very conservative presumption that in the first five years of operation the Company can grow market share from 2 to 15 percent while developing a brand name in the market, we expect to generate over $100 million in profits in that time frame on a conservative gross margin of 25% in the US 1.5 MW turbine re-placement transmission market. Prospects for new installation sales and other size turbine replacement are expected to generate additional revenue and pro-fits based on an estimated superior profit margin.

Near-Term Milestones
--------------------

We are seeking $1.5 million in external funding to effectively position our E-C effort for maximum return on investment in the shortest period of time. An ini-tial $300K is being sought from private investors and the balance will be raised through non-dilutive licensing. $300K is being sought from angel investors to initiate critical prototype work that confirms proof of principle previously demonstrated in an independent testing laboratory. We will seek to develop the prototype under an agreement with a strategic partner currently in the wind tur-bine business.

                          NATURAL RESOURCES DIVISION

Our Natural Resources Division has initiatives for identifying oil and gas fields with proven reserves that can be significantly increased and developed with conservative strategies of proximity and our proprietary enhancement tech-nologies. Our core technology involves restoring or increasing the productivity of oil wells which have insufficient reservoir drive due to formation damage.

In addition, for confirming the presence of abandoned reserves as well as iden-tifying exploratory prospects, we use a proprietary passive survey technology which provides a high degree of accuracy in the determination of commercial oil and gas fields. When combined with other measures of potential reserves, our risk reduction processes have provided a high level of precision for mapping the aerial extent of geological closures and hydrocarbon trapping geometries.

The objective of our Natural Resources Division is to selectively acquire pros-pects where reserves can be identified with confidence, can be economically pro-duced and where levels of production can be raised quickly and sustained for the highest return on investment.

Prospective Exploration and Production Activities
-------------------------------------------------

We intend to grow reserves and production economically, primarily by: (1) major workover of an existing wellbore on a leasehold with Proved Undeveloped Reserves including the possibility of deepening said wellbore to test the Woodbine Forma-tion; (2) acquiring properties with reasonable risk-reward potential and by par-ticipating in and or actively conducting drilling operations in order to further exploit the existing properties; and (3) selectively pursuing strategic acqui-sitions that can be improved with our production enhancement technologies.

Exploration activities will normally be conducted with the Company acquiring undeveloped oil and gas leases under prospects, and carrying out exploratory drilling on the prospective leasehold with the Company retaining a majority interest in the prospect. Interests in the property will sometimes be sold to key employees and associated companies at cost. Also, interests may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or a reversionary interest.

Regent intends to rely on joint ventures with qualified operating oil and gas companies to operate its projects through the exploratory and production phases. This will reduce general and administrative costs necessary to conduct operations. As of the date of this filing, Regent is not operating any of the oil and gas wells or prospects in which it owns an interest.

All of our reserves and near term prospects are located in the Texas Mexia-Talco Fault Zone of the East Texas Basin and the Eastern Shelf of the Midland Basin, both mature producing oil and gas horizons located in Texas.

Mexia-Talco geologic overview
-----------------------------

The East Texas Basin is a structural embayment of the Gulf Coast Basin. While it is bounded on the east by the Sabine Uplift and the East Texas Oil Field, it is bounded on the north and west by the Mexia-Talco Fault Zone and what are called the Woodbine Fault-Line fields. In its deepest part, the basin is filled with more than 13,000 feet (>3960 m) of Mesozoic and Tertiary strata (Wood and Gue-vara, 1981) that were structurally modified by mobilization of the Middle Juras-sic Louann Salt (Lahee, 1929). This salt movement included the development of the Van salt dome which is overlain by the massive Woodbine Van Oil Field in Van Zandt County in north central Texas. The Woodbine Fault-Line fields run through Milam, Falls, Limestone, Freestone, Navarro, Henderson, and Kaufman counties in east central Texas with related production in Hill and Ellis counties. The six oil and gas fields on the west faults are Mexia (Limestone County, discovered
1920), Currie (Navarro County, 1921), North Currie (Navarro County 1922), Powell (Navarro County, 1923), Richland (Navarro County, 1924), and Wortham (Freestone County, 1924). Powell, Mexia, and Wortham are the most productive of the fields.

The first field to be discovered was Mexia in northwestern Limestone County, and it introduced the concept of fault-line production in the Woodbine sands which has continued through today. By January 1, 1993, the reporting fault-line fields yielded annual production of 292,250 barrels of oil and 13,553,000 cubic feet of casinghead gas. Combined cumulative production for all of the fields climbed to 280,948,170 barrels of oil by 1993, after more than seventy years of operation (Railroad Commission of Texas, Annual Report of the Oil and Gas Division, Austin
1992). Since 1993, all of the fault-line fields have continued to produce with new drilling and production, some of which included original pressures in the Woodbine formation and enhanced production from zones above the Woodbine forma-tion, primarily the Austin Chalk. The Company has three tracts in Hill County, two of which have all of our Proved Undeveloped Reserves which are proven in the Austin Chalk and Woodbine formations at less than 1,500 feet. We are working on an area of mutual interest in a multi-county area for future exploration.

Eastern Shelf geologic overview
-------------------------------

The depositional and tectonic history of the Eastern Shelf of the Midland Basin reveals reservoir rocks consisting of porous limestone, dolomite, dolomitized mudstone and wackestone, and lesser amounts of fine-grained clastics frequently associated with evaporites, redbeds and sabkha facies. These rocks appear to have been deposited in platform edge, open-shelf, intertidal, supratidal, and restricted-shelf environments associated with platform growth. The Pennsylvanian rests directly upon the eroded Ordovician Ellenburger over much of the area, al-though in places a thin remnant of Mississippian lies between the Pennsylvanian and Ordovician. The lower Pennsylvanian was deposited upon a gently undulating eroded surface, with the exception of some narrow grabens that formed along the east side of the Eastern Shelf as part of the north trending flexure that lies between the deeper Midland Basin to the west, and the Bend Arch to the east. The recurring gentle uplift of many of the eroded pre-Pennsylvanian structures took place during the Pennsylvanian and influenced the deposition of cleaner carbo-nates or the growth of reefs in association with the slightly shallower waters. This is the reason for the occurrence of minor oil accumulations in the Ordovi-cian Ellenburger dolomites beneath or near many of the producing Pennsylvanian reef fields.

Reservoir rocks consist of porous limestone, dolomite, dolomitized mudstone and wackestone, and lesser amounts of fine-grained clastics frequently associated with evaporites, redbeds and sabkha facies. These rocks appear to have been deposited in platform edge, open-shelf, intertidal, supratidal, and restricted-shelf environments associated with platform growth. Reservoirs are contained in Permian Wolfcampian, Leonardian Clear Fork Formations, and Guadalupian San
Andres, Grayburg, Queen, Seven Rivers and Yates Formations. Gross reservoir thicknesses range up to 1,000 feet, porosities average 10 percent, and permeabi-lities average 6 mD. The drilling depths vary from 3,000 to 10,000 feet. The Company has a small carried working interest in the first well drilled on a 153 acre tract in Coke County.

Technology
----------

We will participate in projects utilizing economically feasible and advanced technology in the exploration and development activities to reduce risks, lower costs, and more efficiently produce oil and gas. Regent believes that the availability of cost effective 3-D seismic surveys makes its use in exploration and development activities attractive from a risk management perspective in certain areas. In certain instances, 3-D seismic surveys more accurately inform management in evaluating drilling prospects than do conventional 2-D seismic and traditional evaluation methods. We will also use a third-party passive seismic survey which has proven effective through low frequency passive seismic data analysis to find the so-called direct hydrocarbon indicator. This third-party consulting group's passive survey approach has resulted in an exploratory success rate of 6 out of 10 tries instead of the industry 1 in 9.

Regent may supplement its exploration efforts with acquisitions of producing oil and gas properties. We will seek to acquire producing properties that either are underperforming relative to their potential or possess Proven Undeveloped Reserves for drilling and development.

Oil and Gas Outlook for 2010 and 2011
-------------------------------------

The following summarizes our goals and objectives for 2010 and 2011:

- Participate in the rework or deepening of the existing wellbore on the acreage in Hill County to test the Woodbine formation;

-  Continue the development of the interest on the acreage in Coke County;

-  Pursue additional oil and gas asset and project acquisitions in common areas;

- Maintain liquidity through increases in cash flow provided by operations and through a new credit facility borrowing base; and

-  Continue to build our operating staff and related capabilities.

------------------------------------------
Critical Accounting Policies and Estimates
------------------------------------------

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

Our significant accounting policies and new requirements are discussed in Note 2 Summary of Significant Accounting Policies, of the Notes to Unaudited Consolida-ted Financial Statements included in Item 1. Financial Statements. Please also refer to our report on Form 10-K for the period ended December 31, 2009 for a more detailed discussion of our critical accounting estimates.

---------------------
Results of Operations
---------------------

Revenues
--------

The Company had no sales for the quarterly periods ended September 30, 2010 and September 30, 2009.

Operating Expenses
------------------

Operating expenses primarily include accounting and administrative expenses. General and administrative expenses were $20,584 for the nine months ended September 30, 2010 compared to $18,650 for the nine months ended September 30, 2009. The increase in administrative expenses is the result of more expenditures for stock transfer fees, audit fees, and depreciation. Interest expense was $391 for the nine months ended September 30, 2010 compared to $1,274 during the nine months ended September 30, 2009, due to the lower amount outstanding under the NR Partners promissory note. Depreciation expense for the period was $179.

-------------------------------
Liquidity and Capital Resources
-------------------------------

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

As of September 30, 2010, the Company had total assets of $467,665 and total liabilities of $4,040. The Company has borrowings under a note payable to NR Partners, a partnership of which the President and one Director are the partners. The NR Partners note bears interest at a rate of 8.5 percent per annum (see Note 7). The funds have been used for general corporate purposes and the outstanding balance as of November 1, 2010 is $2,750.

As of the date of this quarterly report, there is concern regarding our ability to continue as a going concern as the Company has not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our current business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

------------
Risk Factors
------------

This report contains information that is forward-looking or relates to anticipa-ted future events or results, such as planned capital expenditures, the availa-bility and sources of capital resources to fund capital expenditures and other plans and objectives for future operations. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to many uncertainties and risks. Actual results may vary significantly from those anticipated due to numerous factors, including the other factors affecting our business described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and under Part II, Item 1A of this report.

Commonly Used Oil and Gas Terms
-------------------------------

Below are explanations of some commonly used terms in the oil and gas business.

 "Acquisition of properties" are the costs incurred to obtain rights to production of oil and gas. These costs include the costs of acquiring oil and gas leases and other interests. These costs include lease costs, finder's fees, brokerage fees, title costs, legal costs, recording costs, options to purchase or lease interests and any other costs associated with the acquisitions of an interest in current or possible production.

     "Area of mutual interest" means, generally, an agreed upon area of land, varying in size, included and described in an oil and gas exploration agreement which participants agree will be subject to rights of first refusal as among themselves, such that any participant acquiring any minerals, royalty, overriding royalty, oil and gas leasehold estates or similar interests in the designated area, is obligated to offer the other participants the opportunity to purchase their agreed upon percentage share of the interest so acquired on the same basis and cost as purchased by the acquiring participant. If the other participants, after a specific time period, elect not to acquire their pro-rata share, the acquiring participant is typically then free to retain or sell such interests.

     "Back-in interests" involve the transfer of interest in a property, with provision to the transferor to receive a reversionary interest in the property after the occurrence of certain events.

     "Bbl" means barrel, 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

     "Bcf" means billion cubic feet, used in this report in reference to gas or gaseous hydrocarbons.

     "Bcfe" means billions of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

     "Carried interests" means, generally, a working interest which does not bear its share of the exploration costs until a designated well has been drilled and completed to the casing point or to the tanks, depending on the agreement, after which point the carried interest must bear its share of the costs of pro-duction.

     "Casing Point" means the point in time at which an election is made by participants in a well whether to proceed with an attempt to complete the well as a producer or to plug and abandon the well as a non-commercial dry hole. The election is generally made after a well has been drilled to its objective depth and an evaluation has been made from drill cutting samples, well logs, cores, drill stem tests and other methods. If an affirmative election is made to complete the well for production, production casing is then generally cemented in the hole and completion operations are then commenced.

      "Development costs" are costs incurred to drill, equip, or obtain access to proved reserves. They include costs of drilling and equipment necessary to get products to the point of sale and may entail on-site processing.

      "Exploration costs" are costs incurred, either before or after the acquisition of a property, to identify areas that may have potential reserves, to examine specific areas considered to have potential reserves, to drill test wells, and drill exploratory wells. Exploratory wells are wells drilled in unproven areas. The identification of properties and examination of specific areas will typically include geological and geophysical costs, also referred to as G&G, which include topological studies, geographical and geophysical studies, and costs to obtain access to properties under study. Depreciation of support equipment, and the costs of carrying unproved acreage, delay rentals, ad valorem property taxes, title defense costs, and lease or land record maintenance are also classified as exploratory costs.

     "Farmout" involves an entity's assignment of all or a part of its interest in a property in exchange for the assignee's obligation to expend all or part of the funds to drill and equip the property.

     "Future net revenues, before income taxes" means an estimate of future net revenues from a property at a specified date, after deducting production and ad valorem taxes, future capital costs and operating expenses, before deducting income taxes. Future net revenues, before income taxes, should not be construed as being the fair market value of the property.

     "Future net revenues, net of income taxes" means an estimate of future net revenues from a property at a specified date, after deducting production and ad valorem taxes, future capital costs and operating expenses, net of income taxes. Future net revenues, net of income taxes, should not be construed as being the fair market value of the property.

     "Mcf" means thousand cubic feet, used in this report to refer to gas or gaseous hydrocarbons.

     "MMcf" means million cubic feet, used in this report to refer to gas or gaseous hydrocarbons.

     "MBbl" means thousand barrels, used in this report to refer to crude oil or other liquid hydrocarbons.

     "Gross" oil and gas wells or "gross" acres is the total number of wells or acres in which Regent has an interest.

     "Net" oil and gas wells or "net" acres are determined by multiplying "gross" wells or acres by Regent's interest in such wells or acres.

     "Oil and gas lease" or "Lease" means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and gas from the leased lands. Oil and gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

     "Overpressured   reservoir"  are  reservoirs  subject  to  abnormally  high pressure as a result of certain types of subsurface conditions.

     "Present value of future net revenues, before income taxes" means future net revenues, before income taxes, discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

     "Present value of future net revenues, net of income taxes" means future net revenues, net of income taxes discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

     "Production costs" means operating expenses and severance and ad valorem taxes on oil and gas production.

     "Prospect" means a geologic anomaly which may contain hydrocarbons that has been identified through the use of 3-D and/or 2-D seismic surveys and/or other methods.

     "Proved oil and gas reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

     "Proved developed oil and gas reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     "Proved undeveloped oil and gas reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     "Reserve target" means a geologic anomaly which may contain hydrocarbons that has been identified through the use of 3-D and 2-D seismic surveys and or other methods.

     "Royalty interest" is a right to oil, gas, or other minerals that is not burdened by the costs to develop or operate the related property. The basic royalty interest is retained by the owner of mineral rights when his property is leased for purposes of development.

     "Trend" means a geographical area where similar geological, geophysical, or oil and gas reservoir and production characteristics may exist.

     "Seismic option" generally means an agreement in which the mineral owner grants the right to acquire seismic data on the subject lands and grants an option to acquire an oil and gas lease on the lands at a predetermined price.

     "2-D Seismic" means an advanced technology method by which a cross-section of the earth's subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

     "3-D Seismic" means an advanced technology method by which a three dimen-sional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to a field's appraisal, development and production.

     "Working interest" is an interest in an oil and gas property that is burdened with the costs of development and operation of the property.

     "Workover" means operations on a producing well or an abandoned well to re-store or increase production.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes in market risk from the information provided in our report on Form 10-K as of December 31, 2009. In the future, we will be exposed to market risk from changes in oil and gas prices, interest rates and foreign currency exchange rates as discussed below in Risk Factors.

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
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on our financial position or operations. See Note 12 in our Form 10-K as of December 31, 2009 for a discussion of prior proceedings.

Item 1A.  Risk Factors.
--------  -------------

The discussion in Part I, "Item 1A. Risk Factors." in the Company's 2009 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business condition or operating results, including, but not limited to, the following:

OUR COMPANY HAS A LIMITED OPERATING HISTORY.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. Although our management team has been engaged in technology deve-lopment for an extended period of time, we did not begin operations of our current business concept until recently. Therefore, it is difficult to forecast our future results based upon our historical data. Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in income or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

COMPETITION FOR RENEWABLE ENERGY TECHNOLOGY AND NATURAL RESOURCES ARE FIERCE.

The worldwide energy industry is highly fragmented and we are competing with numerous companies looking for renewable energy technologies and capital related thereto. We are one of the smallest energy technology development companies and are an infinitely small participant in the oil and gas exploration business. The presence of competing technology development companies will impact our ability to raise additional capital in order to fund our technology programs if investors are of the view that investments in competitors are more attractive. We will also be competing with other technology companies for available resources, including, but not limited to, qualified personnel, properties suitable for exploration and development, and green energy technologies.

WE COULD BE IN AN EXTENDED GLOBAL ECONOMIC RECESSION.

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have decreased significantly from highs in 2008. In the last eighteen months, oil prices have decreased by up to one half their highest prices and natural gas prices have decreased by more than two thirds during this time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the reduced product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Regent's business, financial condition and results of operations, could further limit the Company's access to credit and could hinder its ability to satisfy its capital requirements.

CAPITAL AND CREDIT MARKETS VOLATILITY MAKE FUNDING UNCERTAIN.

Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continued to be unpredictable through 2009 and into 2010. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished very substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or have altogether ceased to provide funding to borrowers. Accordingly, we are evaluating numerous and various alternatives, such as joint ventures with third parties, or sales of interest in one or more of its properties. Such transactions if undertaken, could result in a reduction in the Company's operating interests or require the Company to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy the Company's operating capital requirements.

Our Company has no commitments to obtain any additional financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to obtain additional financing could have a material adverse effect on us, including requiring us to curtail our oil and gas acquisition and development plans of our properties and technology development of our emerging energy technologies. Any additional financing may involve substantial dilution to the interests of our shareholders at that time.

A MAJORITY OF OUR OUTSTANDING COMMON STOCK IS CLOSELY HELD AND ILLIQUID.

Our directors and executive officers collectively own most of our outstanding voting stock. Accordingly, these stockholders, as a group, will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and our Bylaws, and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in our management or our voting control. Our Articles of Incorporation do not provide for cumulative voting.

The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not trade in a suitable trading market. There is presently a limited public market for our common stock, and there is no assurance that a market for our securities will develop. It is likely that any market for our common stock will be highly volatile and that trading in any such market will be limited. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, notices of our drilling results and other events or factors.

WE DO NOT INTEND TO DECLARE DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain our earnings, if any, to provide funds for reinvestment in our acquisition and exploration activities. Therefore, we do not anticipate declaring or paying dividends in the foreseeable future. Further, payment of dividends, if any, in the future is within the discretion of the board of directors and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors.

RISKS RELATED TO OIL AND GAS EXPLORATION AND DEVELOPMENT ARE SUBSTANTIAL.
-------------------------------------------------------------------------

OUR PLANS TO RE-ENTER OIL AND GAS PROPERTIES HAS INHERENT RISKS.

We will own or lease properties that for many years have produced oil and gas. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any the wastes or to remediate the resulting contamination. In addition to properties that we operate, we have interests in many properties which are operated by third parties over whom we have limited control. Notwith-standing our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regula-tions may, in certain circumstances, adversely impact us.

EXPLORATORY DRILLING IS A SPECULATIVE ACTIVITY THAT MAY FAIL COMMERCIALLY.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, high pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. In today's environment, shortages make drilling rigs, labor and services difficult to obtain and could cause delays or inability to proceed with our drilling and development plans. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Regent's future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

OIL AND GAS OPERATIONS ARE SUBJECT TO HAZARDS.

Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and natural gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, leaks, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

WE NEED CAPITAL TO DEVELOP OUR PROVED RESERVES AND TO PURSUE THE ACQUISITION OF PRODUCING OIL AND GAS PROPERTIES AND LEASES.

The vast majority of our oil and natural gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures as will the pursuit of the acquisition of producing oil and gas properties and leases. Regent's management estimates, but can make no guarantee, that our financing sources will be sufficient to fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells reworked and/or drilled. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

WE ARE SUBJECT TO RISKS UNDER THE CURRENT GOVERNMENT PROPOSED BUDGET.

The Obama administration has recently set forth budget proposals which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will greatly reduce the investment capital available to those in the industry as well as our Company. An extended time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

WE ARE SUBJECT TO VARIOUS OPERATING AND OTHER CASUALTY RISKS.

Our oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

We plan to increase to some extent our development and, to a lesser extent, our exploration activities. Drilling of oil and gas reserves involve a high degree of risk that no commercial production will be found and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

WE ARE SUBJECT TO CERTAIN TITLE RISKS.

Our Company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties.

OIL AND NATURAL GAS PRICES FLUCTUATION MAY ADVERSELY IMPACT OUR RESULTS.

Our revenues, profitability, and the book value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also primarily dependent upon oil and gas prices which historically have been subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic, and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Also, the marketability of our production depends in part upon the availability, proximity and capacity of gathering sys-tems, regulated pipelines and processing facilities.

WE MAY BE RESPONSIBLE FOR ABANDONMENT COSTS OF OIL AND GAS PROPERTIES.

We are responsible for payment of plugging and abandonment costs on its oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the ultimate aggregate salvage value of lease and well equipment located on our properties should equal to the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

GENERAL RISKS THAT IMPACT THE OIL AND GAS INDUSTRY.
---------------------------------------------------

WE ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS.

Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we will work in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or rein-terpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

FEDERAL REGULATION OF NATURAL GAS IS SIGNIFICANT AND COMPLEX.

Sales of natural gas by us are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which will affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production.

Since the mid-1980's, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. FERC Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by the interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services that such pipelines previously performed. One of the FERC's purposes in issuing orders was to increase competition. While any additional FERC action on these matters would affect us only indirectly, these policy statements and proposed rules and new changes are intended to further enhance competition in natural gas markets. We cannot predict what direction the FERC will take on these matters, nor can we predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, we do not believe that we will be treated materially differently than other natural gas producers and marketers with which we will compete.

FEDERAL REGULATION OF OIL AND PRODUCT TRANSPORTATION CAN IMPACT PRICES.

The price we receive from the sale of oil is affected by the cost of transport-ing such products to market. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines which would index such rates to inflation. These regulations could increase the cost of transporting oil by interstate pipelines or reduce wellhead prices for oil.

COMPLIANCE WITH THE TEXAS RAILROAD COMMISSION REGULATIONS IS COSTLY.

The State of Texas and many other states regulate oil and gas operations includ-ing permits for drilling, field operations, bonds and reports concerning opera-tions and impose other requirements relating to the exploration for and produc-tion of oil and gas. Texas also has statutes or regulations addressing conser-vation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, and abandonment of such wells.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL RISKS AND COSTS.
-------------------------------------------------------

ENVIRONMENTAL REGULATION SERIOUSLY IMPACTS OIL AND GAS OPERATIONS.

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and gas company.

THE SUPERFUND LAWS REMAIN ONEROUS.

The federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous waste and substances found at the site. Persons who are or were responsible for re-leases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

THE EPA IS INCREASING REGULATION OF OIL AND GAS OPERATIONS.

We will generate typical oil and gas field wastes, including hazardous wastes that are subject to the Federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, some wastes generated by our oil and gas operations that are currently exempt from regulation may in the future be designated as "hazardous wastes", and therefore be subject to more rigorous and costly operating and disposal requirements.

Also, the Oil Pollution Act ("OPA") imposes a variety of requirements on respon-sible parties for onshore and offshore production facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible party" includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsi-ble party to civil or criminal enforcement actions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
------   -----------------------------------------------------------

         Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Reg D.

         On September 29, 2010, we entered into a Property Transfer Agreement with the CEO and Signature Investor Group, LC, pursuant to which we acquired certain oil and gas interests in exchange for 13,500,000 shares newly issued restricted common stock.


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

                       The Registrant reported the hiring of the General Manager for the Energy Technology Division on August 26, 2010.

                       The Registrant reported the hiring of the General Manager of the Natural Resources Division on September 14, 2010.

                       The Registrant reported the agreement to exchange stock for oil and gas properties on September 17, 2010.

                       The Registrant reported the termination of the agreement with Healthcare of Today, Inc. for the purchase of the MacuCLEAR Preferred Stock on September 29, 2010.

                       The Registrant reported the closing of the Property Transfer Agreement, effective September 29, 2010, on October 8, 2010.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  November 10, 2010            REGENT TECHNOLOGIES, INC.
                                          (Registrant)

                           By: /s/ David A. Nelson
                                   ---------------------------------------
                                   David A. Nelson, Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                             Description
-----------                             -----------

2.1 	  Property Transfer Agreement executed September 30, 2010 between the
          Company and David A. Nelson and Signature Investor Group, LC. - Filed herewith.

31 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.

32 Certification required pursuant to 18 U.S.C. Section 1350 - Filed herewith.