Form 10-K
period 2010-12-31
REGENT TECHNOLOGIES INC
filed 2011-03-31
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the annual period ended December 31, 2010
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 30, 2011, the registrant had 22,360,233 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2010.

                             REGENT TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

         Glossary of Oil and Natural Gas Terms                                 4
Item 1.  Business                                                              7
Item 1A. Risk Factors                                                         11
Item 1B. Unresolved Staff Comments                                            19
Item 2.  Properties                                                           19
Item 3.  Legal Proceedings                                                    24
Item 4.  [Removed and Reserved]                                               24
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                           24
Item 6.  Selected Financial Data                                              25
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               25
Item 8.  Financial Statements and Supplementary Data                          33
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                54
Item 9A. Controls and Procedures                                              54
Item 9B. Other Information                                                    55
Item 10. Directors and Executive Officers                                     55
Item 11. Executive Compensation                                               57
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     58
Item 13. Certain Relationships and Related Transactions                       59
Item 14. Principal Accounting Fees and Services                               59
Item 15. Exhibits                                                             59

            CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and other reports filed by Regent Technologies, Inc. ("Regent") from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Regent's management as well as estimates and assumptions made by Regent's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Management cautions that these forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from projections in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the "Risk Factors". We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unantici-pated events which included, among others, the following:


  -  difficult and adverse conditions in the domestic and global economies;

  -  changes in domestic and global demand for oil and natural gas;

  -  volatility in the prices we receive for our oil and natural gas;

  -  the effects of government regulation, permitting and other legalities;

  -  future developments with respect to the reserves on our properties;

  -  uncertainties about the estimates of our oil and natural gas reserves;

  -  our ability to increase our production through development;

  -  drilling and operating risks;

  -  the availability of equipment, such as drilling rigs and pipelines;

  -  changes in our drilling plans, related budgets and liquidity;

  -  other factors discussed under "Risk Factors" in Item 1A of this report.

Other unknown or unpredictable factors may cause actual results to differ mater-ially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge readers to review and consider disclosures we make in this and other reports. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the SEC.

In this Form 10-K, references to "we," "our," "us," the "Company," or "Regent" refer to Regent Technologies, Inc., a Colorado corporation, and Regent's wholly owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to as "Regent NRCo."

--------------------------------------------------------------------------------
                      GLOSSARY OF OIL AND NATURAL GAS TERMS
--------------------------------------------------------------------------------

The following are description of some of the terms as used herein regarding the oil and gas industry:

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

     "Boe" means barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to a bbl of crude oil, condensate or natural gas liquids.

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

     "Completion" means the process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil.

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

     "mD" means One-thousandth of a darcy.

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

     "Water flood" is a method of secondary recovery in which water is injected into the reservoir formation to displace residual oil and enhance hydrocarbon recovery.

     "Working interest" is an interest in an oil and gas property that is burdened with the costs of development and operation of the property.

     "Workover" means operations on a producing well or an abandoned well to re-store or increase production.


Item 1. Business
------- --------

General
-------

The terms "Company" and "Regent" when used herein mean Regent Technologies, Inc. and its subsidiary. Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. In 1994, new management redirected the Company's core business toward the development of emerging technologies and the shareholders voted to rename the Company. During 1999, the Company's subsidiary companies were divested in the ordinary course of business including the sale of its com-munication assets to Allegiance Telecom, a NYSE company. Effective January 1, 1999, the Company re-entered the development state.

During 2005, the current President received the necessary information for auditing the books and records of the Company in order to file delinquent SEC reports. The Company has been current in its SEC filings since 2005 including the filing of the delinquent reports for the quarterly and annual periods from 1999 to 2004.

The Company has one subsidiary that was incorporated in March 2007 and was formed to develop operations related to the life sciences. The subsidiary's initial entry into life sciences was as the management team for MacuCLEAR, Inc. ("MacuCLEAR"), a company organized for the development of a treatment for an eye disease known as dry age-related macular degeneration. Our initial 10% ownership of MacuCLEAR was financed through the sale of subsidiary preferred stock. Mr. Philip Ralston served as President of the subsidiary until he resigned effective September 29,2010 to give full time to MacuCLEAR's Phase II clinical trials. He had served as President of our subsidiary since April 2007 and has served as CEO and President of MacuCLEAR since December 2006.

Description of Business
-----------------------

Beginning in the third quarter, the Company restructured its management team and refocused its core business objectives and strategy. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). We operate through two business divisions, the Energy Tech-nology Division and the Natural Resources Division. Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties. During the third and fourth quarters of 2010, the Company's subsidiary acquired oil and gas assets, consisting of both producing and proven undeveloped reserves. We have rights to proprietary technologies which we believe provide Regent an advantage in the energy industry. Our business strategy is to exploit these advantages and to generate long-term value for our shareholders and partners. We have funded and intend to continue to fund operations from the sale of corporate securities, in-cluding debt and equity.

Energy Technology Division
--------------------------

Our Energy Technology Division is involved in identifying and developing emerg-ing technologies which impact energy production. We are currently focused on the development of a distinctive gearbox designed for petroleum valve actuators and large wind energy generators. Known as the Epi-Cloyd gearbox (the "E-C Gear-box"), the E-C Gearbox we are developing for the wind energy industry is con-structed to provide a minimum of 10 years of continuous service. The primary market of the E-C Gearboxes will be replacement of short-lived and repeatedly failed conventional gearboxes currently in 1-3 megawatt wind generators around the U.S., although these gearboxes can also be used in the installation of new wind generators with application to direct drive turbines.

We are also working to apply the unique performance of the E-C Gearbox to the control of valve actuators. Because of its durability and ability to function for many years in remote locales beyond the reach of normal maintenance service, the E-C Gearbox is able to bring reliable performance and financial benefit to its users in the petroleum industry and beyond.

Natural Resources Division
--------------------------

During the third quarter, Regent RNCo acquired oil and gas leases in North Cen-tral Texas on which it intends to explore for crude oil and natural gas through drilling activities and to ultimately produce oil and natural gas. Our Natural Resources Division also has initiatives for acquiring additional oil and gas leases for which it can explore through drilling, and for acquiring existing producing properties that it has identified in the same general region of Texas.

By identifying oil and gas fields with Proven Reserves in relative close prox-imity, we believe we can successfully and significantly increase the reserves and the production through our proprietary enhancement technologies. Our core technology involves restoring or increasing the productivity of wells which have insufficient reservoir drive due to formation damage.

Business Growth Strategy
------------------------

The objective of our Energy Technology Division is to apply the E-C Gearbox to a wide variety of applications throughout the global energy industry to both diversify and increase revenues for the Company.

The objective of our Natural Resources Division is to explore and develop exist-ing oil and gas leases and to selectively acquire additional prospects where reserves can be identified with confidence, can be economically produced and where levels of production can be raised quickly and sustained for the highest return on investment. The Natural Resources Division will also pursue the acquisition of existing producing properties that provide the best opportunity for near term positive cash flow and that have additional development potential.

The key elements of our strategy to accomplish the named objectives include:

- Selectively pursuing strategic partnerships with industry partners that may expand or complement our energy technology development operations.

- Entering into joint ventures with oil and gas operators who have extensive experience and expertise in the areas selected for exploration to allow us to obtain working interests in a number of prospects with minimal overhead.

- Focus on shallow oil exploration and production which will allow us to grow our reserves and production with reasonable risk-reward potential.

- Acquire existing producing properties that provide the best opportunity for positive cash and that have additional development potential.

Our property acquisition efforts are and will be focused on pursuing opportuni-ties that fit well within existing Company properties, in areas where we are establishing new operations or in areas where we believe that a base of existing production will produce an adequate foundation for economies of scale.

Marketing and Major Customer
----------------------------

We derive revenue principally from the sale of oil and natural gas. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas. We currently sell our product to Plains Marketing

Competition
-----------

The oil and gas industry is highly competitive. We encounter strong competition from other independent and major oil and gas companies in acquiring properties and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable oil and gas properties, or to evaluate, bid for and purchase a greater number of properties than our financial or personnel resources will permit. Furthermore, these companies may also be better able to withstand the financial pressures of failed drilling attempts, sustained periods of volatility and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our com-petitive position.

We are also affected by competition for drilling rigs and the availability of related equipment. To the extent that in the future we acquire and develop unde-veloped properties, higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to short-ages of, and increasing costs for, drilling equipment, services and personnel. Competition is also strong for attractive oil and gas producing properties, undeveloped leases and drilling rights, and we cannot provide assurance that we will be able to compete satisfactorily when attempting to make further acquisitions.

Principal Office
----------------

Our principal office is located at 5646 Milton, Suite 722, Dallas, Texas 75206. The rent is $580 per month and the lease expires in June, 2013. The rent expense is shared with two other tenants.

Employees
---------

Other than our directors and officers, as of December 31, 2010, we do not have employees. We anticipate that we will be conducting most of our business through our management and consultants.

Transfer Agent
--------------

On December 28, 2007, the Company appointed Securities Transfer Corporation as the Transfer Agent to handle securities transactions for the Company. The address for Securities Transfer Corporation is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Company Financial Information
-----------------------------

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

Item 1A.  Risk Factors
--------  ------------

RISKS RELATED DIRECTLY TO OUR COMPANY ARE NUMEROUS.
---------------------------------------------------

One should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this report may contain "forward-looking" statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ from those contained in any forward-looking statements.

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

WE MAY BE RESPONSIBLE FOR ABANDONMENT COSTS OF OIL AND GAS PROPERTIES.

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the ultimate aggregate salvage value of lease and well equipment located on our properties should be equal to the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

COMPLIANCE WITH THE TEXAS RAILROAD COMMISSION REGULATIONS IS COSTLY.

The State of Texas and many other states regulate oil and gas operations includ-ing permits for drilling, field operations, bonds and reports concerning opera-tions and impose other requirements relating to the exploration for and produc-tion of oil and gas. Texas also has statutes or regulations addressing conser-vation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, and abandonment.

ESTIMATED RESERVES ARE BASED ON MANY ASSUMPTIONS THAT MAY BE INACCURATE.

Estimates of oil and natural gas reserves are inherently imprecise. The process of estimating oil and natural gas reserves is complex. It requires interpreta-tions of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpreta-tions or assumptions could materially affect the estimated quantities and pre-sent value of reserves. To prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze avail-able geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires econo-mic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds for capital expenditures.

The present value of future net cash flows from our proved reserves may not be necessarily the same as the current market value of the Company's estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the day of estimate which may change suddenly and significantly.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL RISKS AND COSTS.
-------------------------------------------------------

ENVIRONMENTAL REGULATION SERIOUSLY IMPACTS OIL AND GAS OOPERATOINS.

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

Item 1B. Unresolved Staff Comments
-------- -------------------------

None.


Item 2.  Properties
-------  ----------

All of our properties and near term prospects are located in the Mexia-Talco Fault Zone of the East Texas Basin and the Eastern Shelf of the Midland Basin, both mature producing oil and gas horizons located in Texas.

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

Reserves
--------

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm RCM Engineering, Inc. of Dallas, Texas ("RCM"), has estimated our oil and gas reserves and the present value of future net revenues therefrom as of December 31, 2010. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2010. Since January 1, 2010, we have not filed, nor was it neces-sary to file, any reports concerning our oil and gas reserves with any federal authority or agency, other than the SEC.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available.

Proved Reserves
---------------

In December 2008, the SEC released its finalized rule for "Modernization of Oil and Gas Reporting." The new rule requires disclosure of oil and gas proved re-serves by significant geographic area, using the arithmatic 12-month average beginning-of-the-month price for the year, as opposed to using year-end prices as was practiced in all previous years. The rule also allows for the use of reliable technologies to estimate proved reserves, contingent on demonstrated reliability in conclusions about reserve volumes. Under the new rules, companies are required to report on the independence and qualifications of their reserve preparers or auditors, and file reports when a third-party is relied upon to prepare reserve estimates or conduct a reserve audit. The following table sets forth our estimated proved reserves based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K.

Category                                 Net Reserves (SEC Prices at 12/31/10)
--------                                 -------------------------------------
                                           Oil      NGL      Gas      PV-10
                                         -------  -------  -------  ---------
                                          (Bbls)   (Bbls)    (Mcf)     ($m)
Proved developed--Producing               4,235      --       --     $  135.1
Proved developed--Non-producing           4,630      --       --         58.5
Proved undeveloped                       61,530      --       --      1,840.8
                                         -------  -------  -------  ---------
   Total Proved (1)(2)                   70,390      --       --     $2,034.4


(1) The estimates of reserves in the table above conform to the guidelines of the SEC. Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our financial derivative activities. These calculations were prepared using standard geological and engi-neering methods generally accepted by the petroleum industry. The reserve infor-mation shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, and the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2) The dollar amount is the present value, discounted at 10% per annum of the estimated future cash flows before income tax of our estimated proved reserves. The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmatic average of the first-day-of-the-month price for the period from January through December 2010, using $71.58 per bbl as adjusted by lease for transportation fees and re-gional price differentials from a benchmark price of $71.70 per bbl. Management believes that the presentation of the non-GAAP financial measure of PV-10 pro-vides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2010. Reserve estimates are inherently impre-cise and remain subject to revisions based on production history, results of additional exploration and development, prices of oil and natural gas and other factors. Please read "Item 1A. Risk Factors -- Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccu-racies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves." You should also read the notes following consolidated financial statements for the year ended Decem-ber 31, 2010 in conjunction with the reserve estimates.

ecent SEC Activity
-------------------

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. The most sig-nificant amendments to the requirements included the following:


- Commodity Prices: Commercial producibility of reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

- Disclosure of Unproved Reserves: Probable and possible reserves may be dis-closed separately on a voluntary basis.

- Proved Undeveloped Reserve Guidelines: Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

- Reserves Estimation Using New Technologies: Reserves may be estimated through the use of reliable technology in addition to flow tests and history.

- Reserves Personnel and Estimation Process: Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process. We are also required to provide a general dis-cussion of the Company's internal controls used to assure the objectivity of the reserves estimate.

- Non-Traditional Resources: The definition of oil and gas producing activities has expanded and focuses on the marketable product rather than the method of extraction.

Reserve Estimation
------------------

In accordance with the new guidelines, the average prices used in computing re-serves at December 31, 2010 were $71.58 per bbl of oil, based on the 12-month average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2010. The benchmark price of $71.70 per bbl of oil was adjusted by lease for gravity, transportation fees and regional price diffe-rentials.

RCM evaluated our oil and gas reserves as of December 31, 2010. RCM meets the requirements with regard to qualifications, independence, objectivity and confi-dentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. RCM does not own an interest in any of our properties and is not employed by us on a contingent basis. We provide historical information to RCM for our properties such as ownership interest; oil and gas production; well test data; commodity prices; and operating and development costs. The technologies used in the estimation of our proved reserves are commonly employed in the oil and gas industry.

Acreage
-------

The table below sets forth our undeveloped and developed gross and net leasehold acreage acquired in the Transfer Agreement. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the commercial production, regardless of whether or not such acreage con-tains proved reserves. Undeveloped acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.


            Undeveloped Acreage     Developed Acreage        Total Acreage
           ---------------------- --------------------- ---------------------
              Gross        Net       Gross       Net       Gross       Net
           ----------  ---------- ---------- ---------- ---------- ----------

               169          17        50          50        219         67

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quanti-ties of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. Our developed acreage is in Hill County, Texas and the undeve-loped acreage is in Coke County, Texas under a leasehold which if undrilled will expire in 2011.

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

Proprietary Rights
------------------

Effective August 1, 2010, we entered into a rights agreement with Epi-Cloyd, Ltd. and Epi-Energy, Ltd. (E-C) for the exclusive rights to develop an E-C Gear-box for the valve actuator and wind energy applications. Following a period of eight months for the development of a gearbox prototype, Regent has the right to enter into a license agreement for exclusive rights for the valve actuator and wind energy generation fields of use. Upon entering into the license agreement, Regent will pay a minimum royalty payment of $12,500 per quarter for the first twelve months and $25,000 per quarter thereafter.

Item 3.  Legal Proceedings
-------  -----------------

We have no litigation and no known pending litigation.


Item 4.  [REMOVED AND RESERVED]
-------  ----------------------


Item 5.  Market for Registrant's  Common Equity, Related Stockholder Matters and
-------  -----------------------------------------------------------------------
         Issuer Purchases of Equity
         --------------------------

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2010, security dealers did not report high and low bid quotations.

Shares Available Under Rule 144
-------------------------------

There are currently 20,441,439 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 (the "Act"). Most of the restricted shares are held by affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least a year, including affiliates, may sell publicly without registration under the Act, within any three-month period, assuming compliance with other provisions of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

Holders
-------

As for December 31, 2010, based on information provided by our transfer agent, Securities Transfer Corporation, the number of holders or record of our common stock was 2,022.

Dividends
---------

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Other Shares Which May Be Issued
--------------------------------

The Company's final tranche of the Director Stock Awards in the amount of 33,333 shares of restricted common stock vested on December 31, 2010. The Company has no further commitments to issue common stock as of the date of this filing.


Item 6. Selected Financial Data
------- -----------------------

Not Applicable


Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

The following discussion is intended to assist you in understanding our business strategy, our results of operations and our financial condition. Our consolida-ted financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking.

These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed. See the "Cautionary Note" at the beginning of this report and "Risk Factors" in Item 1.A for an additional discussion of some of these factors and risks. Factors that may cause our actual results, our performance or achievements, or industry results, to differ mater-ially from those contemplated by such forward-looking statements include without limitation:

|_| Our ability to generate additional capital to complete our planned energy technology development and oil and gas activities
|_|  Risks  inherent  in  oil and gas acquisitions,   exploration, drilling,
     development and production; price volatility of oil and gas
|_|  Competition from other technology and oil and gas companies
|_|  Shortages of equipment, services and supplies
|_|  Government regulation
|_|  Environmental matters

These forward looking statements include statements regarding:

|_|  Regent's financial position
|_| Proved or possible reserve quantities and net present values of those reserves
|_|  Business strategy
|_| Plans and objectives of management of Regent for future operations and capital expenditures
|_|  Revenue and cash flow projections

General and Business Overview
-----------------------------

Regent Technologies, Inc., a Colorado corporation, is listed on the Pink Sheets under the symbol "REGT". We are a technology-focused company that utilizes emerging proprietary technologies for our involvement in the energy industry. We have rights to proprietary technologies which we believe provide us an advantage in the industry. Our business strategy is to exploit these advantages and gene-rate long-term value for our shareholders and partners. We operate through two business divisions:
                           -Energy Technology Division
                           -Natural Resources Division

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

ENERGY TECHNOLOGY DIVISION
--------------------------

Technology
----------

On August 14, 2010, the Company entered into a rights agreement with Epi-Cloyd, Ltd. and Epi-Energy, Ltd. (E-C) for the exclusive rights to develop an E-C Gear-box for the valve actuator and wind energy applications. Following a period of eight months for the development of a gearbox prototype, Regent has the right to enter into a licensee agreement for exclusive rights for the valve actuator and wind energy generation fields of use. Epi-Cloyd, Ltd. and Epi-Energy, Ltd. are related technology companies engaged in the commercialization of their numerous patents covering a revolutionary cyclic reduction invention. Their invention increases torque as a plurality of driver discs rotate about a central shaft member and engage an output member via a low-friction, roller means. The first of seven related patents was issued in March, 2007 and all are within the scope of the Company's rights agreement.

Our Energy Technology Division is involved in identifying and developing emerg-ing technologies which impact energy production. We are currently focused on the development of a distinctive gearbox designed for petroleum valve actuators and large wind energy generators. Known as the Epi-Cloyd (E-C) transmission, the E-C Gearbox that we are developing for wind energy usage will be constructed to provide a minimum of a decade of continuous service. Though these are appro-priate for installation of new large wind generators, the primary market of the gearboxes will be replacement of short-lived and repeatedly-failed conventional gearboxes currently in 1 to 3 megawatt wind generators located around the US.

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

Epi-Cloyd Outlook
-----------------

On the very conservative presumption that in the first five years of operation the Company can grow market share from 2 to 15 percent while developing a brand name in the market, we expect to generate over $100 million in profits in that time frame on a conservative gross margin of 25% in the US 1.5 MW turbine re-placement transmission market. Prospects for new installation sales and other size turbine replacement are expected to generate additional revenue and pro-fits based on an estimated superior profit margin. $300K is being sought from angel investors to initiate critical prototype work that confirms proof of principle previously demonstrated in an independent testing laboratory. We will seek to develop the prototype under an agreement with a strategic partner cur-rently in the wind turbine business.

NATURAL RESOURCES DIVISION
--------------------------

Properties
----------

During the third and fourth quarters of 2010, we acquired oil and gas assets, consisting of both producing and proven undeveloped reserves. The assignment was for a 100% working interest and 75% net revenue interest in proved reserves in Hill County, Texas and for certain mineral interests in a 153 acre prospect in Coke County, Texas. We also acquired a 50% net profits production interest that covers production from certain oil and gas leases with production from the Wood-bine formation in Hill County, Texas. The net profits interest has provided our initial revenue from oil and gas production. For more information regarding our properties, see Item 2. "Properties -- Proved Reserves" and Note 14 to our consolidated financial statements.

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

Regent intends to rely on joint ventures with qualified operating oil and gas companies to operate its projects through the exploratory and production phases. This will reduce general and administrative costs necessary to conduct operations. As of the date of this filing, Regent is not operating any of the oil and gas wells or prospects in which it owns an interest but instead relies on third party companies to operate the wells and properties at this time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in this report and notes that were prepared in accordance with accounting principles generally accepted in the United States. The preparation of the referenced consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting periods. There are critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. Actual amounts could differ from those estimates. The significant accounting policies of the Company are described in the audited financial statements included herein. See Note 2 -
 "Summary of Significant Accounting Policies" to our consolidated financial statements for additional information.

Oil and Gas Activities -- Full-cost Accounting
----------------------------------------------

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. Estimates of our proved reserves as of December 31, 2010 were prepared by a third party engineering firm. In addition, a third party engineering firm reviews and updates our reserves on a quarterly basis. Proceeds from the sale of properties are accounted for as reductions of capita-lized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized.

Proved Reserves
---------------

Estimates of oil and gas reserves, by necessity, are projections based on geolo-gic and engineering data, and there are uncertainties inherent in the interpre-tation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective pro-cess of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Esti-mates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the eco-nomically recoverable quantities of oil and natural gas attributable to any par-ticular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates and such variances may be material.

On December 31, 2008, the SEC released a Final Rule, Modernization of Oil and Gas Reporting, approving revisions designed to modernize oil and gas reserve reporting requirements. For more information regarding proved reserves and critical accounting policies, including "Recently Issued Accounting Pronounce-ments," see Items 1. -- "Business" and 2. "Properties - Proved Reserves" and
Note 14 to our consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
---------------------------------------------------------------------

For the period ended December 31, 2010, net income was $188,427 compared to net loss of $70,868 for the same period ended 2009. The net income for fiscal 2010 was the result of total year-to-date unrealized gains of $204,525 due to the fair value measurement of the MacuCLEAR Preferred Stock acquisition, plus a $24,750 gain from the sale of a portion the Company's holdings of MacuCLEAR Preferred Stock. In addition, the Company realized operating revenue of $2,046 for December 2010 from the net profits production interest.

Operating expenses primarily include administrative and accounting expenses, litigation settlement expense and acquisition expense related to the MacuCLEAR Preferred Stock. General and administrative expenses were $30,618 for the period ended December 31, 2010 compared to $19,237 for the period ended December 31, 2009. The increase was the result of a fee increase by the stock transfer agent and higher accounting and audit expense.

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

General and administrative expenses were $19,237 for the period ended December 31, 2009 compared to $35,125 for the same period in 2008. The decrease was due to less accounting expense as the result of completing the MacuCLEAR fair value dispositions and fair value measurements. Interest expense decreased to $1,469 for the period ended 2008 from $1,868 for the period ended 2007 due to a con-tinued reduction in notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company finances its operations from internally generated funds from stock sales, proceeds from sales of acquisitions and from borrowings under its various agreements. As of December 31, 2010, the Company had total assets of $695,011 and total liabilities of $94,815. The increase was due primarily to the note payable addition of $81,750 for the acquisition of the net profits production interest. The Company does not have any delivery commitments to provide a fixed and determinable quantity of its oil and gas under any existing agreement.

Cash Flows
----------

Net cash flows used in operating activities was $27,501, for the fiscal period ending December 31, 2010, compared to net cash flows used of $18,420 for the same period in 2009, primarily due to the increase in general and administrative costs. For the month of December 2010, the Company recorded accrued income of $2,046 attributable to its net profits production interest.

Net cash flows from investing activities was $27,944 in 2010 compared to zero in 2009 due to the sale of a portion of the Company's investment in MacuCLEAR stock for $39,600 which was partially offset by a $10,000 payment for the acquisition of the net profits production interest.

Net cash provided by financing activities was $19,050 for 2010 compared to $22,830 for the 2009 fiscal period. The Company sold subsidiary preferred stock in the amounts of $25,000 and $27,500 for the periods ending 2010 and 2009, res-pectively.

2011 Capital Expenditures Budget
--------------------------------

We intend to fund 2011 capital expenditures, excluding any acquisitions, primar-ily out of internally-generated cash flows and, as necessary, borrowings from NR Partners and public issuance of equity securities.

Related Party Transactions
--------------------------

The Company acquired certain oil and gas interests through Mr. Nelson and has borrowings from NR Partners. See Note 12, NOTES TO CONSOLIDATED FINANCIAL STATE-MENTS.

Future Payments Under Contractual Obligations
---------------------------------------------

Neither the Company nor its subsidiary have incurred future payment obligations. The Company is not expected to purchase equipment or incur significant changes in the number of employees. The Company is currently performing product research on the E-C Gearbox. See Note 13, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

Not applicable

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

TURNER, STONE  & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc. and Subsidiary
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and Subsidiary, (the Company) (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and for the period January 1, 1999 through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2010 and 2009, and the results of their operations and cash flows for the years ended December 31, 2010 and 2009, and for the period January 1, 1999 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Turner, Stone & Company, L.L.P.
----------------------------------
March 30, 2011

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEETS


                                                                       December 31,           December 31,
                                                                           2010                  2009
                                                                    ------------------    ------------------
                                     ASSETS
CURRENT ASSETS:
   Cash in bank                                                         $   24,790            $    5,297
   Accounts receivable                                                       2,046                     -
                                                                         ---------             ---------
Total Current Assets                                                        26,836                 5,297

Long-term note receivable, stockholder                                           -                70,000

PROPERTY AND EQUIPMENT:
   Oil and gas properties, full cost accounting                             90,795                     -
   Furniture and equipment, net                                              1,388                     -
                                                                         ---------             ---------
Total property and equipment (Note 4)                                       92,183                     -

Investment (Note 6)                                                        575,992               395,621
                                                                         ---------             ---------
Total Assets                                                            $  695,011            $  470,918
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $    4,247            $    2,606
   Notes payable - related parties                                          43,700                 8,850
   Accrued interest payable                                                    718                   265
                                                                         ---------             ---------
      Total Current Liabilities                                             48,665                11,721
                                                                         ---------             ---------
   Note payable - related parties, less current portion                     40,950                     -
   Asset retirement obligation                                               5,200                     -
                                                                         ---------             ---------
Total liabilities                                                           94,815                11,721

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 99,500 and 94,500 shares issued
     and outstanding, Regent Natural Resources Co.                           9,950                 9,450
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 22,360,233 and 8,847,456
     shares issued and outstanding                                         223,602                84,875
   Paid-in capital in excess of par                                      3,629,141             3,815,796
   Accumulated deficit (including $85,836 net income
     accumulated since reentering the development stage)                (3,262,497)           (3,450,924)
                                                                         ---------             ---------
                                                                           600,196               459,197
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  695,011            $  470,918
                                                                         =========             =========

The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
                         AND THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2010


                                                                             Cumulative
                                                                          Since Re-entering
                                                                          Development Stage
                                             2010             2009         January 1, 1999
                                         ------------     ------------      ------------

Revenues                                  $    2,046       $        -        $    2,046

Operating expenses:
   General and administrative                 30,618           19,237           347,296
                                            ---------        ---------         ---------
Operating loss                              ( 28,572)        ( 19,237)         (345,250)
                                           ---------        ---------         ---------
Other income and (expense):
    Gain on fair value measurement           204,525                -           307,726
    Transfer on fair value measurement      (  9,304)        ( 35,662)         ( 44,966)
    Gain on extinguishment of debt                 -                -           145,340
    Gain on sale of investment                24,750                -           101,331
    Stock grant expense                     (  3,728)        ( 14,500)         ( 41,700)
    Interest, net                                756         (  1,469)         ( 36,978)
                                           ---------        ---------         ---------
Total other income (expense)                 216,999         ( 51,631)          430,753

Income (loss) before income taxes            188,427         ( 70,868)           85,502

Provisions for income taxes                        -                -                 -
                                           ---------        ---------         ---------
Net income (loss)                         $  188,427       $ ( 70,868)       $   85,502
                                           =========        =========         =========

Net income (loss) per common share
   (basic and diluted)                    $      .02         (    .01)
                                           =========        =========

Weighted Average Shares Outstanding       12,562,754        7,212,593


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2010

                                         Preferred Stock              Common Stock                                         Total
                                     -----------------------    -----------------------    Additional                  Stockholders'
                                     Issued                      Issued                     Paid-In     Accumulated       Equity
                                     Shares      Par Value       Shares      Par Value      Capital       Deficit        (Deficit)
                                     ------      ---------       ------      ---------      -------      --------        ---------

Balance at January 1, 1999                -       $      -     3,643,693    $  36,437     $3,148,871   $( 3,347,999)   $(  162,691)

Issuance of common stock in
  exchange for services
  at $.10 per share                       -              -        50,000          500          4,500              -          5,000

Issuance of common stock upon
  conversion of notes payable
  at $.11 per share                       -              -     1,800,000       18,000        172,000              -        190,000

Issuance of common stock with
  failed consideration                    -              -    50,877,713      508,777     (  508,777)             -              -

Net loss for 1999                         -              -             -            -              -    (   125,005)    (  125,005)

Issuance of common stock for
  settlement of lawsuit
  at $.10 per share                       -              -       140,000        1,400         12,600              -         14,000

Issuance of common stock with
  failed consideration returned
  and cancelled                           -              -   (36,046,209)    (360,462)       360,462              -              -

Net loss for 2000                         -              -             -            -              -    (    19,938)    (   19,938)

Net loss for 2001, 2002 and 2003          -              -             -            -              -              -              -
                                  ---------    -----------   -----------     --------      ---------     ----------       ----------

Balance at December 31, 2003              -              -    20,465,197    $ 204,652     $3,189,656   $( 3,492,942)   $(   98,634)

Net loss for 2004                         -              -             -            -              -    (     7,936)    (    7,936)
                                  ---------    -----------    ----------     --------      ---------     ----------     ----------

Balance at December 31, 2004              -              -    20,465,197    $ 204,652     $3,189,656   $( 3,500,878)   $(  106,570)

Issuance of common stock with
  failed consideration returned
  and cancelled                           -              -   (   750,000)    (  7,500)         7,500              -              -

Cancellation of Treasury Stock            -              -   (    42,876)    (    429)           429              -              -

Net loss for 2005                         -              -             -            -              -    (    48,946)    (   48,946)
                                  ---------    -----------   -----------     --------      ---------     ----------     ----------

Balance at December 31, 2005              -              -    19,672,321    $ 196,723     $3,197,585   $( 3,549,824)   $(  155,516)

Issuance of common stock for debt
  settlement at $.06 per share            -              -        64,000          640          3,200                         3,840

Net income for 2006                       -              -             -            -              -         52,990         52,990
                                  ---------    -----------   -----------     --------      ---------     ----------     ----------

Balance at December 31, 2006              -              -    19,736,321    $ 197,363     $3,200,785   $( 3,496,834)   $(   98,686)

Issuance of subsidiary
   preferred stock                     65,000        6,500             -            -        318,500              -        325,000

Issuance of common stock as partial
  consideration under GHI, Ltd.
  sale at $.40 per share                    -            -         3,750           38          1,462              -          1,500

Common stock issued with failed
  consideration cancelled                   -            -   (14,929,838)    (149,298)       149,298              -              -

Issuance of restricted common stock
  awards to directors                       -            -       847,223        8,472              -              -          8,472

Net income for 2007                         -            -             -            -              -          7,443          7,443
                                   ----------   ----------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2007           65,000    $   6,500     5,657,456    $  56,575     $3,670,045   $( 3,489,391)   $   243,729

Issuance of subsidiary
   preferred stock                     10,000        1,000             -            -         49,000              -         50,000

Common stock issued with failed
  consideration cancelled                   -            -   (   120,000)    (  1,200)         1,200              -              -

Issuance of restricted common stock
  awards and bonus                          -            -     1,500,000       15,000              -              -         15,000

Net income for 2008                         -            -             -            -              -        109,335        109,335
                                   ----------    ---------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2008           75,000   $    7,500     7,037,456    $  70,375     $3,720,245   $( 3,380,056)   $   418,064

Issuance of subsidiary
  preferred stock                      19,500        1,950             -            -         95,550               -        97,500

Issuance of restricted common stock
  awards and bonus                          -            -     1,450,000       14,500              -              -         14,500

Net loss for 2009                           -            -             -            -              -       ( 70,868)      ( 70,868)
                                   ----------    ---------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2009           94,500   $    9,450     8,487,456    $  84,875     $3,815,795   $( 3,450,924)   $   459,196

Issuance of subsidiary
  preferred stock                       5,000          500             -            -         24,500              -         25,000

Issuance of restricted common stock
  awards to directors                       -            -       252,777        2,527              -              -          2,527

Issuance of restricted common stock
  for services                              -            -       120,000        1,200              -              -          1,200

Issuance of restricted common stock
  for oil and gas interests, reduced
  to related party basis                    -            -    13,500,000      135,000      ( 125,100)             -          9,900

Reduction to paid-in-capital for
  difference between net profit interest
  consideration and related party basis                                                    (  86,054)             -       ( 86,054)
)


Net income for 2010                         -            -             -            -              -        188,427        188,427
                                   ----------    ---------   -----------     --------      ---------     ----------      ---------

Balance at December 31, 2010           99,500   $    9,950    22,360,233    $ 223,602     $3,629,141   $( 3,262,497)   $   600,196
                                   ==========    =========   ===========     ========      =========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
                         AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH DECEMBER 31, 2010

               					  		   		                    Cumulative
                                                                                                Since Re-entering
                                                                                                Development Stage
                                                                 2010               2009          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ 188,427            ( 70,868)         $   85,502
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                   268                   -               4,030
     Gain (loss) from fair value measurement                   (204,525)                  -            (307,726)
     Change in fair value measurement                             9,304              35,662              44,966
     Gain from extinguishment of debt                                 -                   -            (145,340)
     Gain from sale of investment                              ( 24,750)                  -            (101,331)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                             3,728              14,500              46,700
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     (Increase) decrease in accounts receivable                (  2,046)                  -            (  2,046)
     Increase (decrease) in accounts payable, trade               1,640               2,392              35,577
     Increase (decrease) in accrued interest payable                453            (    106)             25,455
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  ( 27,501)           ( 18,420)           (193,554)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures for oil and gas interests               ( 10,000)                  -            ( 10,000)
  Capital expenditures for equipment                           (  1,656)                  -            (  1,656)
  Investments                                                         -                   -            (350,000)
  Proceeds from sale of investments                              39,600                   -             139,600
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Investing Activities      27,944                   -            (222,056)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                          -              15,255             110,055
  Proceeds from sale of Preferred Stock                          25,000              27,500             427,500
  Proceeds from note payable - stockholder                            -                   -              20,000
  Repayments of notes payable                                  (  5,950)           ( 19,925)           (117,155)
                                                              ---------           ---------           ---------
        Net Cash Provided By (Used In) Financing Activities      19,050              22,830             440,400
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                  19,493               4,410              24,790

Cash At Beginning Of Period                                       5,297                 887                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $  24,790           $   5,297           $  24,790
                                                              =========           =========           =========


                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------

    Issuance of common stock upon conversion
    of notes payable                                          $         -         $       -           $   193,840

    Common stock issued for oil and gas interests             $   135,000         $       -           $   135,000

    Cancellation of note payable for oil and gas interests    $(   70,000)        $       -           $(   70,000)

    Note payable as partial consideration for oil and gas
    interests                                                 $    81,750         $       -           $    81,750

    Oil and gas assets acquired                               $    80,795         $       -           $    80,795

    Asset retirement obligation                               $     5,200         $       -           $     5,200

    Note receivable as partial consideration for
    purchase of preferred stock                               $         -         $  70,000           $    70,000

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $         -         $       -           $(  150,000)

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $         -         $       -           $   148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $         -         $       -           $     1,500

    Common stock returned in failed consideration
    and debt settlement                                       $         -         $       -           $   510,960



The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  ORGANIZATION AND NATURE OF OPERATIONS

Organization and Development Stage Activities
---------------------------------------------

Regent Technologies, Inc. (the "Company" or "Regent"), formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company's subsidiary companies were divested in the ordinary course of business and effective January 1, 1999, the Company had re-entered the development stage. Accordingly, all of the Company's operating results  and  cash flows reported in  the  accompanying  consolidated  financial statements from that date are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to ASC No. 915, "Deve-lopment Stage Activities" ("ASC 915") of the "Financial Accounting Standards Codification ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles."

Recent Events and Business Overview
-----------------------------------

During the first quarter of 2010, the Company's subsidiary entered into negotia-tions for the sale of its ownership of MacuCLEAR, Inc. Preferred Stock. At that time, our subsidiary discontinued involvement with the operations of MacuCLEAR, Inc. and discussions with acquisition candidates for the Company were initiated. On May 4, 2010, we entered into a stock purchase agreement with Healthcare of Today, Inc. for the sale of our MacuCLEAR holdings. The scheduled closing for June 30, 2010 was delayed by the purchaser and the agreement was terminated on September 24, 2010.

Beginning in the third quarter, the Company restructured its management team and refocused its core business objectives and strategy. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). We operate through two business divisions, the Energy Tech-nology Division and the Natural Resources Division. Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties. During the third and fourth quarters of 2010, the Company's subsidiary acquired oil and gas assets, consisting of both producing and proven undeveloped reserves (see Note 5).

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for all periods presented. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the known circumstances. Actual results could differ from those estimates under different assumptions and conditions. Significant estimates are required for proved oil and gas reserves which, as described in Note 2 - Estimates of Oil and Gas Proved Reserves, may have a material impact on the carrying value of the Company's oil and gas property.

Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be cri-tical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition.

A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements follows:

Consolidation Principles
------------------------

The consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for all periods presented and include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
-----------

The Company's fiscal year ends on December 31. All references to 2010 and 2009 mean the fiscal years ended December 31, 2010 and 2009 unless the context otherwise indicates.

Cash in Bank
------------

Cash equivalents consist of short-term, highly liquid investments that have an original maturity of ninety days or less and are readily convertible into cash.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contin-gent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Signifi-cant estimates include: estimated fair value of our investment in MacuCLEAR; estimates of proved reserves as key components of the Company's depletion rate for oil properties; and calculating asset retirement obligations. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.

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

Oil and Gas Properties
----------------------

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. Estimates of our proved reserves as of December 31, 2010 were prepared by a third party engineering firm.

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

In calculating future net revenues, current prices are calculated as the average prices during the preceding 12-month period prior to the end of the current period, determined as the un-weighted arithmatic average of prices on the first day of each month within the 12-month period and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting the ceiling test are reserve levels and oil and gas prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil and gas reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. We account for all exploration costs (including seismic) in accordance with Regulation S-X. Specifically, Rule 4-10 requires all companies that use the full-cost method to capitalize exploration costs as part of their oil and gas properties (i.e., the full-cost pool). Exploration costs may be incurred both before acquiring the related property and after acquiring the property. Further, these costs include, among other things, geological and geophysical studies and salaries and other expenses of geologists, geophysical crews and others conduct-ing those studies. Such costs are capitalized as incurred. Seismic costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties. The Company reviews its unproved properties and associated seismic costs quarterly in order to ascertain whether impairment has occurred. To the extent that seismic costs cannot be directly associated with specific unevaluated properties, they are included in the amortization base as incurred.

Estimates of Proved Oil and Gas Reserves
----------------------------------------

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

Revenue Recognition
-------------------

Revenues associated with sales of crude oil, natural gas, natural gas liquids and petroleum products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physi-cal delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry. Regent NRCo's net profit production interest is accrued monthly as reported by the operator.

Accounts Receivable
-------------------

We recognize revenue for our production when the quantities are delivered to or collected by the respective purchaser. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in marketing expense. Accrued revenue is reported under accounts receivable.

Impairment
----------

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

Furniture and Equipment
-----------------------

Furniture and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years for office furniture and other equipment.

Asset Retirement Obligation
---------------------------

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing proper-ties at the end of their productive lives, in accordance with federal, state and local laws. We account for asset retirement obligations based on the guidance of ASC No. 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which addresses the required accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of an asset's retirement obligation be recorded as a liability in the period in which it is incurred and the corre-sponding cost capitalized by increasing the carrying amount of the related long-lived asset. We determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset's inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is treated as accretion expense in the consolidated statements of operations.

Income Taxes
------------

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

Fair Value of Financial Instruments
-----------------------------------

In accordance with the requirements of ASC No. 820, "Fair Value Measurements and Disclosures" ("ASC 820"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable and note receivable also approximate fair value based on the terms of these instruments. The carrying value of our invest-ment in MacuCLEAR Preferred Stock receives Level 3 Fair Value Measurement under ASC 820. None of these financial instruments are held for trading purposes (see
Note 6).

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

Earnings (Loss) per Share
-------------------------

Earnings (loss) per common share is calculated under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2010 and 2009, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recently Issued Accounting Pronouncements
-----------------------------------------

FASB Accounting Standards Update ("ASU") 2010-03 was issued in January 2010, and aligns the current oil and natural gas reserve estimation and disclosure requirements of ASC Topic 932 with those in the SEC Final Rule Modernization of Oil and Gas Reporting issued December 31, 2008. Specifically, ASU No. 2010-03
(1) introduces additional terms and re-defines others, (2) expands the defini-tion of the term oil and gas producing activities, (3) requires a reporting en-tity to take into account its equity method investments in determining whether it engages in significant oil and gas producing activities, (4) requires that an unweighted average of prices for the previous twelve (12) months to be used to determine whether proved reserves are economically producible, and (5) requires separate disclosure of information for reserve quantities and financial state-ment amounts for geographic areas representing 15% or more of proved reserves. ASU No.2010-03 is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted both the FASB and SEC rules as of December 31, 2010.

In January 2010, the FASB issued ASC 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASC 820-10"). These disclosures require entities to sepa-rately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measure-ments. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated financial statements (see Note 6).

In February 2010, the FASB issued ASC 2010-09, "Amendments to Certain Recogni-tion and Disclosure Requirements," related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events for disclosure through the date that the financial statements are issued. The Company adopted this guidance as of February 2010.


Note 3.  GOING CONCERN UNCERTAINTIES

As of the date of this 2010 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.


Note 4.  PROPERTY AND EQUIPMENT

Property and equipment, net are comprised of the following for the periods ended December 31, 2010 and 2009.

                                                     2010            2009
                                               --------------   ---------------
Unproved Oil and Gas Properties (1)                     3,080                -
Proved Oil and Gas Properties (1) (2)                  82,020                -
Net Profits Production Interest (1)                     5,695                -
Furniture and Equipment                                12,649           10,993
                                               ---------------  ---------------
                                                      103,444           10,993
Accumulated Depreciation, Depletion                 (  11,261)       (  10,993)
and Amortization                               ---------------  ---------------
                                               $       92,183                -
                                               ===============  ===============

(1) Because the oil and gas assets and the net profits interest were acquired from related parties (Note 12), the properties were recorded at the the basis of the related parties in the amount of $85,595 as the capitalized costs.

(2)  The capitalized costs include $5,200 for asset retirement obligation.

Note 5.  ACQUISITIONS

Oil and Gas Properties
----------------------

On September 29, 2010, Signature Investor Group, LC dba SIG Partners ("SIG"), a related party of the CEO of the Company, executed a property transfer agreement for the conveyance of certain oil and gas interests to the Company's subsidiary, Regent Natural Resources Co. ("Regent RNCo"). The assignments under the agree-ment conveyed a 100% working interest and 75% net revenue interest in proved undeveloped oil and gas reserves located in Hill County, Texas under the opera-tion of SIG. In connection with the acquisition, the Registrant issued new shares of restricted common stock in the amount of 13,500,000 shares and granted forgiveness of a $70,000 note receivable from Mr. Nelson. The oil and gas pro-perties were recorded at the basis of SIG at $79,900 plus $5,200 for the abandonment obligation. SIG has the right to take back certain leasehold rights for failure to satisfy development commitments under the agreement for 2011 (see
Note 13).

Net Profits Production Interest
-------------------------------

On December 30, 2010, Regent NRCo acquired a 50% net profits production interest ("NPI") from SIG with an effective date of December 1, 2010. The NPI covers leaseholds that are operated by SIG. Regent NRCo does not participate in the additional expenses of the property including liability for asset retirement costs. The acquisition covers the net profits from proved developed reserves in Hill County, Texas. The engineered estimated reserves to our NPI interest is approximately 9,000 barrels of oil. The consideration was $91,750 with $10,000 paid at closing and the balance paid under a promissory note (see Note 8). The acquisition of the NPI has provided our initial revenue from oil and gas produc-tion in the amount of $2,046 reported for the month of December 2010. The NPI was recorded at the basis of SIG at $5,695. The promissory note is secured by the interest conveyed. The purchase agreement includes an option for the subsi-diary to acquire operations and the related equipment and disposal well for the market value of the tangible equipment of the operations. The option expires at the final payment of the promissory note.


Note 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We used the following fair value measurements for certain of our assets and lia-bilities during the years ended December 31, 2010 and 2009:

Level 3 Classification:  MacuCLEAR Preferred Stock
--------------------------------------------------

As of December 31, 2010, the Company's subsidiary, Regent NRCo, held 123,128 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of subsidiary Preferred Stock. Under the process defined for Level 3 assets, the Company has determined the fair value for the MacuCLEAR Preferred Stock held directly changed to $12.00 per share at December 31, 2010 based on new sales of MacuCLEAR Series A-1 Preferred Stock for $12.00 per share during October 2010. The Series A-1 Preferred Stock has the same designations as the Series A Preferred Stock held by the Company. The Company's beneficial holdings have not been increased beyond the original cost of $2.595 per share.

The following tables present the fair value measurement of the holdings of Macu-CLEAR Preferred Stock, beneficial and direct, as of December 31, 2010 and 2009:

                                                            Fair Value Measurements Using
                                                        --------------------------------------
                 December 31, 2010                      Level 1       Level 2       Level 3
                 -----------------                      -----------   ----------   -----------
MacuCLEAR Preferred Stock at fair value ...........      $       -     $       -     $ 575,992

                 December 31, 2009
                 -----------------

MacuCLEAR Preferred Stock at fair value ...........      $       -     $       -     $ 395,621

Due to the sale in January 2010 of 5,000 shares of subsidiary preferred stock, the number of shares beneficially owned by the Company was reduced from 35,454 to 30,570. As a result of our reduced ownership, the amount of $9,304 was a transfer out of the Level 3 valuation for the first quarter and was treated as a net loss for this annual period. During December 2010, the Company converted 3,300 shares of MacuCLEAR Preferred Stock to MacuCLEAR common stock which was sold to a related party for $12.00 per share resulting in a realized gain of $24,750.

The following table sets forth a reconciliation of changes in the fair value of the financial assets attributable to the subsidiary's direct ownership of Macu-CLEAR Preferred Stock classified as Level 3 in the fair value hierarchy for the twelve months ended December 31, 2010 and 2009:

                                                     2010             2009
                                                ---------------  ---------------

Balance at beginning of period                  $     395,621    $      431,283
Realized gain/(loss)                                   24,750                 -
Change in unrealized
appreciation/(depreciation)                           204,525                 -
Net purchase/sales                                  (  39,600)                -
Net transfers in and/or out of Level 3              (   9,304)   $    (  35,662)
                                                --------------   ---------------
Balance at end of period                        $     575,992    $      395,621
                                                ==============   ===============


Note 7.  ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for a retirement ob-ligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreci-ation, depletion, and accretion expense. The amount of $5,200 was estimated as the retirement obligation associated with the oil and gas property transfer on September 29, 2010. There is no retirement obligation under the ownership of the net profits production interest.


Note 8.  NOTES PAYABLE

Pursuant to the net profits production interest acquisition in December 2010, Regent NRCo executed a promissory note for $81,750 payable to SIG Partners, LC, a related party. The interest rate on the note is 7% with principal payments of $3,400 per month due beginning February 2011. As of the filing of this report, the payments for February and March 2011 have been paid as scheduled. The pro-missory note is secured by the interest conveyed.

As of December 31, 2010, the Company owes $2,900 principal plus interest to NR Partners, a related party. The demand promissory note bears interest at a rate of 8.5% per annum. All amounts due to NR Partners were paid during January 2011.


Note 9.  STOCK-BASED COMPENSATION

In December 2007, Regent entered into restricted common stock award agreements with its directors under which it may be required to issue up to 2,000,000 shares of common stock, 500,000 shares to four directors. The restricted stock awards vested over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President in 2007 and the same amount to the remaining Directors through 2010. We have valued all grants at par value for book purposes and market value for tax purposes. We elected not to use market value for book purposes since the market value was less than par. In addition, for the periods ended 2009 and 2008, the President was awarded stock grant awards for merit at 1,000,000 restricted common shares each year. During 2010, we granted 120,000 restricted common shares for accounting services to a third party. The Company recognized the amounts of $3,727 and $14,500 as stock-based compensation expense for the fiscal periods ended 2010 and 2009, respec-tively, all recorded at the par value of the amount of stock issued.

Note 10.  CAPITAL STRUCTURE DISCLOSURES

Common and Preferred Stock
--------------------------

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 22,360,233 shares of com-mon stock outstanding. This compares to 8,847,456 shares for the same period in 2009 with the difference due to the 13,500,000 shares of common shares issued under the Transfer Agreement (see Note 12) and the stock issuances under stock-based compensation (see Note 9).

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

Subsidiary Preferred Stock
--------------------------

On April 18, 2007, our subsidiary accepted purchase agreements in a total amount of $150,000 received from four purchasers of a private offering of shares of of Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell $50,000 units convertible into 10,000 shares of common stock of the subsidiary plus 4,800 shares of common stock of MacuCLEAR common stock. Including the initial sales, our subsidiary has accepted purchase agreements from additional investors for $497,500. If all of the uncon-verted shares of the Series A Preferred Stock were to be converted to common stock of the subsidiary, the Company's ownership of the subsidiary would be di-luted to approximately 90%.

Note 11.  INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2010 the Company had a deferred tax asset totaling approximately $330,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $967,280 which will expire through 2030. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2010 and 2009 and for the period January 1, 1999 through December 31, 2010 is as follows:

                                                Year Ended         Year Ended
                                                 12/31/10           12/31/09
                                             ----------------  -----------------
Tax benefit (expense) computed
     at statutory rate			     $    (  64,065)   $       24,095
State income taxes                                       	            -
Expiration of NOL Carryforward                    (  17,935)         ( 25,648)
Increase (decrease) in valuation allowance           82,000             1,553
                                             ----------------  ----------------
                                             $            -    $            -
                                             ================  ================

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2010, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized as follows:

						 Year Ended         Year Ended
                                                  12/31/10           12/31/09
                                             ----------------  ----------------
Deferred tax assets:
	  Net operating loss carry forward   $      333,243    $      350,009

	Less valuation allowance                   (245,046)         (327,046)
					     ----------------  ----------------
                                                     88,197            22,963
Deferred tax liabilities:
	  Unrealized gain on investments             88,197            22,963
                                             ----------------  ----------------
Net deferred tax assets                      $            -    $            -
                                             ================  ================

Note 12.  RELATED PARTY TRANSACTIONS

Property Acquisitions
---------------------

On September 29, 2010, Regent RNCo executed a Property Transfer Agreement with Signature Investor Group, LC ("SIG") and Mr. Nelson, Chairman of the Registrant (see Note 5). The consideration for the transfer of oil and gas interests was the forgiveness of a $70,000 note payable and 13,500,000 shares of restricted common stock of the Company. After the consummation of the agreement, Mr. Nelson controlled approximately 80% of the outstanding common stock of the Registrant.

On December 30, 2010, Regent RNCo purchased a 50% net profits interest from SIG Partners, a related party of Mr. Nelson, in producing leaseholds located in Hill County, Texas. The consideration was $91,750, with $10,000 paid upon execution and the balance payable under a promissory note for $81,750.

Stock Sales
-----------

During December 2009, the Company's subsidiary sold 15,000 shares of its Series Preferred Stock to Mr. Nelson for $5.00 per share. The acquisition required a payment of $5,000 plus the execution of a promissory note in the amount of $70,000, which was forgiven as partial consideration.

During January 2010, the Company's subsidiary completed the sale of 5,000 shares of its Series Preferred Stock for $5.00 per share to the spouse of Mr. Nelson.

During December 2010, the Company's subsidiary sold 3,300 shares of MacuCLEAR common stock to the spouse of Mr. Nelson at $12.00 per share. The sale followed the conversion of 3,300 shares of MacuCLEAR Preferred Stock to common stock to facilitate the sale under the designations for the MacuCLEAR Preferred Stock.

Notes Payable
-------------

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of Mr. Nelson as a partner and director Dr. David Ramsour as a partner. The total NR Partners amount due and payable totaled $2,900, $8,850 and $13,520 for the year ended December 31, 2010, 2009 and 2008, respectively. The promissory note is a demand note and pays interest at 8.5% per annum. As of the date of this filing, all amounts due to NR Partners have been paid.

In connection with the net profits production interest acquisition in December 2010, the Company's subsidiary executed a promissory note for $81,750 to SIG Partners, LC. The interest rate on the note is 7% with principal payments of $3,400 per month beginning February 2011. The promissory note is secured by the interest conveyed. As of the date of this filing, the monthly payments have been paid when due.

Note 13.  COMMITMENTS AND CONTINGENCIES

On August 14, 2010, the Company entered into a rights agreement with Epi-Cloyd, Ltd. and Epi-Energy, Ltd. (E-C) for the exclusive rights to develop an E-C Gear-box for the valve actuator and wind energy applications. Following a period of eight months for the development of a gearbox prototype, we have the option to enter into a licensee agreement for exclusive rights for the valve actuator and wind energy generation fields of use. Upon entering into the license agreement, Regent will pay a minimum royalty payment of $12,500 per quarter for the first twelve months and $25,000 per quarter thereafter. If the Company exercises its option, the first payment for $12,500 will be due in July 2011.

The capital commitments to undertake the drilling activities necessary to ful-fill the development of the proved undeveloped reserves required to maintain the acquired mineral leaseholds were assessed and estimated by management to be in the range of $25,000 for 2011 and $175,000 for 2012. Unless we are able to raise sufficient capital, we will not be able to meet our leasehold obligations and may not be able to continue as a going concern.

There is no known or pending litigation.


Note 14.  OTHER INFORMATION

Supplemental Oil and Gas Reserve Disclosures (Unaudited)
--------------------------------------------------------

The following table sets forth the costs incurred in oil and gas property acquisition, exploration and development activities:

                                                   Year Ended
                                                    12/31/10
                                                  ------------
  Purchase of non-producing leases (1)            $     79,900
  Purchase of producing properties (2)                  91,750
  Exploration costs                                          -
  Development costs                                          -
  Asset retirement obligation                            5,200
                                                  ------------
                                                  $    176,850
                                                  ============

(1) This amount does not include a cost figure for the 13,500,000 shares of new restricted common stock issued as

(2) This amount does not reflect the reduced book value of $5,695 due to the basis of the related party.


Oil and Gas Reserve Information
-------------------------------

The Company's net proved oil and natural gas reserves as of December 31, 2010 have been estimated by RCM Engineering Inc. of Dallas, Texas. All estimates are in accordance with guidelines established by the SEC. The following reserve estimates were based on existing economic and operating conditions and only represent estimates that should not be construed as being exact:

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):
---------------------------------------------------------------------------

                                                    Crude Oil     Natural Gas
                                                       Bbls          Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
  Balance December 31, 2009                                  -              -
    Sales of reserves in place                               -              -
    Acquired properties                                 70,446              -
    Extensions and discoveries                               -              -
    Revisions of previous estimates                          -              -
    Production                                      (       51)             -
                                                  ------------   ------------
  Balance December 31, 2010                             70,395              -
                                                  ============   ============

Proved Developed Reserves, Included Above:
------------------------------------------
  Balance December 31, 2010                              8,865              -
                                                  ============   ============


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):
---------------------------------------------------------------------------

The Standardized Measure of Discounted Future Net Cash Flows and Changes There-in Relating to Proved Oil and Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated oil and gas future prices, the probability of recoveries in excess of the existing proved reserves, the value of probable reserves and acreage prospects, and per-haps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and sub-ject to substantial revision.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in the standardized measure of dis-counted future net cash flows relating to proved oil and natural gas reserves were determined in accordance with the then current provisions of ASC 932. The estimates of the reserves in the tables below conform to the guidelines of the SEC. These calculations were prepared using standard geological and engineer-ing methods generally accepted by the petroleum industry. The reserve informa-mation shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, and the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The dollar amount is the net present value as discounted at 10% per annum of the estimated future cash flows before income tax of our estimated proved reserves.

The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmatic average of the first-day-of-the-month price for the period from January through December 2010, as adjusted by lease for transportation fees and regional price differen-tials. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. The future income tax costs give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. Management believes that the presentation of the PV-10 non-GAAP financial measure provides useful infor-mation to investors because it is widely used by professional analysts and in evaluating oil and natural gas companies.

The standardized measure of discounted future net cash flows relating to proved reserves are as follows:

                                                   Year Ended
                                                    12/31/10
                                                  ------------

  Future production revenue                      $  4,639,000
  Future development costs                        (   203,000)
  Future production costs                         (   826,000)
                                                  ------------
  Future net cash flow before
    Federal income tax                              3,610,000
  Future income taxes                             (   618,000)
                                                  ------------
  Future net cash flows                             2,992,000
  Effect of 10% annual discounting                ( 1,275,000)
                                                  ------------
  Standardized measure of
    Discounted net cash flows                    $  1,717,000
                                                  ============

The changes in standardized measure of discounted future net cash flows relating to proved reserves are as follows:

                                                   Year Ended
                                                    12/31/10
                                                  ------------

Beginning of the year                            $          -
  Oil and gas sales, net of
    production costs                               (    2,000)
  Sales of reserves in place                                -
  Net change in prices, net of
    production costs                                        -
  Extensions, discoveries and additions             1,719,000
  Changes in production rates,
    timing and other                                        -
  Revisions of quantity estimate                            -
  Effect of income tax                                      -
  Accretion of discount                                     -
                                                  ------------
End of year                                      $  1,717,000
                                                  ============

The commodity price for oil was $71.58 per barrel inclusive of adjustments for quality and location used in determining future net revenues related to the standardized measure calculation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None


Item 9A.  Controls and Procedures
--------  -----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Regent is a development stage company with nominal revenues and during the per-iod covered by this annual report, our senior management had responsibility for our internal controls and procedures over our financial reporting. Regent's senior management, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act of 1934) as of the end of the period covered by this report. As a result, the chief financial officer has concluded that the evaluation of such controls and proce-dures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the Company's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's report on Internal Control over financial reporting
----------------------------------------------------------------

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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control-Integrated

Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.  Other Information
--------  -----------------

None


Item 10.  Directors, Executive Officers and Corporate Governance
--------  ------------------------------------------------------

The Executive Officers and Directors of the Company and their respective ages as of December 31, 2010 are as follows:

Name                       Age      Director Since             Position
-----------------          ----     --------------      ------------------------
David A. Nelson             62        June, 2003             Chairman, CEO
Philip G. Ralston           65        June, 2007             Director
David L. Ramsour            70        June, 2007             Secretary

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

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

During the 2010 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

Effective March 1, 2006, the Board of Directors adopted a Code of Ethics that will apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

At present, Regent does not maintain an audit committee, instead the Company's management and board of directors is responsible to review all audit matters. With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

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

                                                OFFICER SUMMARY COMPENSATION TABLE
                                                ----------------------------------
                                                                                                  Change
                                                                                                in Pension
                                                                                                Value and
                                                                                               Nonqualified
                                                                                 Non-Equity      Deferred
                                                            Stock      Option  Incentive Plan   Compensation   All Other
                                         Salary    Bonus    Awards     Awards  Compensation      Earnings     Compensation   Total
Name and Principal Position       Year     ($)      ($)     ($)(1)      ($)         ($)            ($)         ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
David A. Nelson
Chairman and Chief                2010     --      --        --       --          --              --             --          --
Executive Officer                 2009     --      --        10,000   --          --              --             --          10,000
-----------------------------------------------------------------------------------------------------------------------------------
David L. Ramsour
Secretary                         2010     --      --        --       --          --              --             --          --
                                  2009     --      --        --       --          --              --             --          --
-----------------------------------------------------------------------------------------------------------------------------------


                                                  DIRECTORS' COMPENSATION TABLE
                                                  -----------------------------

                                                             Non-equity
    Name and                    Fees earned or       Stock     Option      Incentive plan        All other
   Principal                     paid in cash        Awards    Awards      Compensation       Compensation           Total
    Position          Year            ($)            ($)(1)     ($)             ($)                 ($)               ($)
------------------------------------------------------------------------------------------------------------------------------
David A. Nelson       2010             -0-              -0-      N/A            N/A                  N/A                N/A
                      2009             -0-              -0-      N/A            N/A                  N/A                N/A
------------------------------------------------------------------------------------------------------------------------------
David L. Ramsour      2010             -0-             833       N/A            N/A                  N/A                833
                      2009             -0-           1,500       N/A            N/A                  N/A              1,500
------------------------------------------------------------------------------------------------------------------------------
Philip G. Ralston     2010             -0-             694       N/A            N/A                  N/A                694
                      2009             -0-           1,500       N/A            N/A                  N/A              1,500
------------------------------------------------------------------------------------------------------------------------------
Douglas R. Baum       2010             -0-           1,000       N/A            N/A                  N/A              1,000
                      2009             -0-           1,500       N/A            N/A                  N/A              1,500
------------------------------------------------------------------------------------------------------------------------------

----------
(1) The common stock grants were valued at $.01 per share. See Note 9 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

As of December 31, 2010, there are 22,360,333 shares of Common Stock issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown. Beneficial ownership is used as defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934.

          Title                                         Beneficial Ownership    Percent
                           Name of beneficial owner(1)   Number of shares(2)    of Class
-------------------------  -------------------------    ---------------------   ---------
Chairman/CEO               David A. Nelson                      17,965,798        80.4
Director                   Philip G. Ralston                       500,000         2.2
Secretary/Director         David L. Ramsour                        500,000         2.2
Director-Subsidiary        Douglas R. Baum                         500,000         2.2
All Officers and Directors
As a group (3)                                                  22,360,233        87.0(4)

----------
(1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.

(2) This figure includes the shares of the officers and directors. There are no outstanding options or warrants as of the date of the filing of this report.

(3) Total number of shares and percent ownership includes all directors and officers as of March 15, 2011.

(4) No Director, executive officer, affiliate or any owner of record or benefi-cial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Changes in control
------------------

The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.

Item  13. Certain   Relationships  and  Related   Transactions,   and  Director
--------- ---------------------------------------------------------------------
          Independence
          ------------

During the third quarter of the period ended December 31, 2010, the Company com-pleted two acquisition transactions with the President. See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Item 14. Principal Accounting Fees and Services
-------- --------------------------------------

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

                                          2010            2009
                                          ----            ----
     1. Audit Fees                     $17,965         $18,662
     2. Audit-Related Fees                   0               0
     3. Tax Fees                             0               0
     4. All Other Fees*                      0               0
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


Item 15. Exhibits and Financial Statement Schedules
-------- ------------------------------------------

(a)  1. Financial Statements. The following consolidated financial statements
        ---------------------
     and supplementary financial information are filed as part of this report:

     Regent Technologies, Inc. and Subsidiary

     Management's Report on Internal Control Over Financial Reporting

     Report of Independent Registered Public Accounting Firm dated March 30, 2011 - Turner Stone & Company, LLP

     Consolidated Balance Sheets - December 31, 2010 and 2009

     Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2010 and 2009

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

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

     3.  Exhibits.
         ---------
      The exhibits listed below are filed or incorporated by reference as part of the annual report.



Exhibit
Number                          Description of Exhibit
------                          ----------------------


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

10.1 Restricted Stock Agreement for Directors approved on November 26, 2007 by the Registrant; incorporated by reference from the Registrant's current report on Form 8-K filed on December 11, 2007.

10.2  Property Transfer Agreement between Regent Natural Resources Co. and
      SIG Partners, LC dated September 29, 2010; incorporated by reference from the Registrant's current report on Form 8-K filed on October 8, 2010.

10.3 NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010.#

21.1  List of subsidiaries - Regent Natural Resources Co.

23.1  Consent of RCM Engineering, Inc.#

31.1  Certification of Chief Executive Officer and Principal Accounting Officer#

32.1  Certification of Chief Executive Officer and Principal Accounting Officer#

99.1 Independent Engineer Reserve Report for the year ended December 31, 2010 prepared by RCM Engineering, Inc.#

# - Filed Herewith

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

                                                REGENT TECHNOLOGIES, INC.


                                            By: /s/ DAVID A. NELSON
                                                --------------------------------
                                                David A. Nelson, President,
                                                CEO and Principal Accounting
                                                Officer

                                          Date: March 30, 2011
                                                --------------------------------