Form 10-Q
period 2011-03-31
REGENT TECHNOLOGIES INC
filed 2011-05-16
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2011
--------------------------------------------------------------------------------

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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No   X
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of May 10, 2011 was 22,360,233.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                 March 31, 2011

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at March 31, 2011 and December 31, 2010 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three Months Ended March 31, 2011 and 2010
    For the Period from Inception (January 1, 1999) to
      March 31, 2011

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Three Months Ended March 31, 2011 and 2010
    For the Period from Inception (January 1, 1999) to
      March 31, 2011

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

Item 4.  Controls and Procedures                                          12

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 1A. Risk Factors                                                     13

Item 2.  Changes in Securities                                            13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4.  Submission of Matters to a Vote of Security Holders              13

Item 5.  Other Information                                                13

Item 6.  Exhibits                                                         13

SIGNATURE                                                                 14

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                         March 31,           December 31,
                                                                           2011                  2010
                                                                    ------------------    ------------------
                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash in bank                                                         $    5,610            $   24,790
   Accounts receivable                                                       2,722                 2,046
                                                                         ---------             ---------
Total Current Assets                                                         8,332                26,836

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion
and Depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties                                                          3,080                 3,080
Proved properties                                                           82,020                82,020
Net profits production interest                                              5,695                 5,695
Equipment and other fixed assets                                             1,301                 1,388
                                                                         ---------             ---------
  Total property and equipment, net                                         92,096                92,183

Investment (Note 4)                                                        575,992               575,992
                                                                         ---------             ---------
Total Assets                                                            $  676,420            $  695,011
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $    1,453            $    4,247
   Notes payable - related parties                                          40,800                43,700
   Accrued interest payable                                                      -                   718
                                                                         ---------             ---------
      Total Current Liabilities                                             42,253                48,665
                                                                         ---------             ---------
   Note payable - related parties, less current portion                     34,150                40,950
   Asset retirement obligation                                               5,200                 5,200
                                                                         ---------             ---------
Total liabilities                                                           81,603                94,815

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 99,500 shares issued
     and outstanding, Regent Natural Resources Co.                           9,950                 9,950
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 22,360,233 shares
     issued and outstanding                                                223,602               223,602
   Paid-in capital in excess of par                                      3,629,141             3,629,141
   Accumulated deficit (including $80,123 net income
     accumulated since reentering the development stage)                (3,267,876)           (3,262,497)
                                                                         ---------             ---------
                                                                           594,817               600,196
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  676,420            $  695,011
                                                                         =========             =========

The accompanying notes are an integral part of the consolidated financial statements.


                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2011
                                  (UNAUDITED)

						  		   	       Cumulative
                                                                            Since Re-entering
                                     For the Three Months Ended March 31,   Development Stage
                                            2011               2010          January 1, 1999
                                        ------------        ------------      ------------

Revenues                                  $    6,521        $       -        $    8,567

Operating expenses:
  General and administrative                ( 10,907)        (  7,168)         (357,936)
  Depreciation, depletion and accretion     (     87)               -          (    355)
                                           ---------        ---------         ---------
Operating loss                              (  4,473)        (  7,168)         (349,724)
                                           ---------        ---------         ---------
Other income and (expense):
  Gain on fair value measurement                   -                -           307,726
  Transfer in fair value measurement               -         (  9,304)         ( 44,966)
  Gain on debt extinguishment                      -                -           145,340
  Gain on sale of investment                       -                -           101,331
  Stock grant expense                              -                -          ( 41,700)
  Interest net                              (    906)             607          ( 37,884)
                                           ---------        ---------         ---------
Total other income (expense)                (    906)        (  8,697)          429,847

Income (loss) from continuing operations
  before income taxes                       (  5,379)        ( 15,865)           80,123

Provisions for income taxes                        -                -                 -
                                           ---------        ---------         ---------
Net income (loss)                         $ (  5,379)      $ ( 15,865)       $   80,123
                                          ==========       ==========         =========

Net income (loss) per common share
   (basic and diluted)                    $        -       $        -
                                          ==========       ==========

Weighted Average Shares Outstanding       22,360,233        8,487,456
                                          ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH MARCH 31, 2011
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                          For the Three Months Ended March 31,   Development Stage
                                                                 2011               2010          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $(  5,379)          $( 15,865)          $  80,123
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                    87                   -               4,117
     Gain from fair value measurement                                 -                   -            (307,726)
     Change in fair value measurement                                 -               9,304              44,966
     Gain from extinguishment of debt                                 -                   -            (145,340)
     Gain from sale of investment                                     -                   -            (101,331)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -                   -              46,700
     Common stock issued in legal settlement                          -                   -              14,000
     (Increase) decrease in accounts receivable                (    676)                  -            (  2,722)
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     Increase (decrease) in accounts payable, trade            (  2,794)           (  1,892)             32,783
     Increase (decrease) in accrued interest payable           (    718)                185              24,737
                                                              ---------           ---------           ---------
        Net Cash Used In Operating Activities                  (  9,480)           (  8,268)           (203,034)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investments                                                         -                   -            (350,000)
  Capital expenditures for oil and gas interests                      -                   -            ( 10,000)
  Capital expenditures for equipment                                  -            (  1,786)           (  1,656)
  Proceeds from sale of investments                                   -                   -             139,600
                                                              ---------           ---------           ---------
        Net Cash Used In Investing Activities                         -            (  1,786)           (222,056)
                                                              ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                          -                   -             110,055
  Proceeds from sale of Preferred Stock                               -              25,000             427,500
  Proceeds from note payable - stockholder                            -                   -              20,000
  Repayments of notes payable                                  (  9,700)                  -            (126,855)
                                                              ---------           ---------           ---------
        Net Cash Provided By Financing Activities              (  9,700)             25,000             430,700
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                ( 19,180)             14,946               5,610

Cash At Beginning Of Period                                      24,790               5,297                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $   5,610           $  20,243           $   5,610
                                                              =========           =========           =========

                      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
                      --------------------------------------------------------------------
    Issuance of common stock upon conversion
    of notes payable                                          $         -         $       -           $   193,840

    Common stock issued for oil and gas interests             $         -         $       -           $   135,000

    Cancellation of note payable for oil and gas interests    $         -         $       -           $(   70,000)

    Note payable as partial consideration for oil and gas
    interests                                                 $         -         $       -           $    81,750

    Oil and gas assets acquired                               $         -         $       -           $    80,795

    Asset retirement obligation                               $         -         $       -           $     5,200

    Note receivable as partial consideration for
    purchase of preferred stock                               $         -         $       -           $    70,000

    Repayment of note payable transferred directly
    to MacuCLEAR upon sale to GHI, Ltd.                       $         -         $       -           $(  150,000)

    Partial sale of MacuCLEAR holdings to GHI, Ltd.           $         -         $       -           $   148,500

    Issuance of common stock upon MacuCLEAR sale
    to GHI, Ltd.                                              $         -         $       -           $     1,500

    Common stock returned in failed consideration
    and debt settlement                                       $         -         $       -           $   510,960

The accompanying notes are an integral part of the consolidated financial statements.

                     REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  ORGANIZATION AND NATURE OF OPERATIONS

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

During the third quarter of 2010, Regent restructured its management team and refocused its core business objectives and strategy. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). We operate through two business divisions, the Energy Tech-nology Division and the Natural Resources Division. Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties.


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation
--------------------------------------------

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Regent NRCo. All significant intercompany balances and transactions have been eliminated. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. These estimates are based on information that is currently avail-able to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.

The significant accounting policies of the Company are described in Note 2 to the 2010 consolidated financial statements of the 2010 Form 10-K, and the criti-cal accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 of the 2010 Form 10-K and in Item 2 of this quarterly report. In management's opinion, the accounting policies and estimates presented in the 2010 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-K for the period ended December 31, 2010, which was previously filed with the Securities and Exchange Commission.

New Accounting Pronouncements
-----------------------------

In December 2010, the FASB issued ASU No. 2010-29,  Business Combinations (Topic
805): Disclosure of Supplementary Pro Forma Information for Business Combina-tions. ASU No. 2010-29 amends ASC Topic 805 and reflects the decision reached in Emerging Issues Task Force ("EITF") Issue No. 10-G. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amend-ments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU No. 2010-29 becomes effective prospectively for the Company with the reporting period beginning April 1, 2011. The Company does not anticipate that adoption of this new guidance will have a material impact on its financial statements for the current and prior periods.

There were other accounting standards and interpretations issued in 2010, all of which have been determined to not be applicable or significant by management and are not expected to have a material impact on the financial position, operations or cash flows.


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

We used the following fair value measurements for certain of our assets and lia-bilities during the current period and for the year ended December 31, 2010:

Level 3 Classification:  Investment - MacuCLEAR Preferred Stock
---------------------------------------------------------------

As of this quarterly filing, the Company's subsidiary, Regent NRCo, held 123,128 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of subsidiary Preferred Stock. Under the process defined for Level 3 assets, the Company has determined the fair value for the MacuCLEAR Preferred Stock held directly changed to $12.00 per share at December 31, 2010 based on new sales of MacuCLEAR Series A-1 Preferred Stock for $12.00 per share during October 2010. The Series A-1 Preferred Stock has the same designations as the Series A Preferred Stock held by the Company. The Company's beneficial holdings have not been increased beyond the original cost of $2.595 per share.

The following tables present the fair value measurement of the holdings of Macu-CLEAR Preferred Stock, beneficial and direct, as of March 31, 2011 and December 31, 2010:

                                                            Fair Value Measurements Using
                                                        --------------------------------------
                 March 31, 2011                           Level 1       Level 2       Level 3
                 --------------                         -----------   ----------   -----------
MacuCLEAR Preferred Stock at fair value ...........      $       -     $       -     $ 575,992

                 December 31, 2010
                 -----------------

MacuCLEAR Preferred Stock at fair value ...........      $       -     $       -     $ 575,992


Note 5.  ASSET RETIREMENT OBLIGATION

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for a retirement ob-ligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreci-ation, depletion, and accretion expense. There was no change to the Company's asset retirement obligaton for the current period.

Note 6.  NOTES PAYABLE

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under promissory notes to NR Partners. During the current period, all amounts owed to NR Partners were paid. The need for future borrowings from NR Partners has not been determined as of the date of this report.

In connection with the net profits production interest acquisition in December 2010, the Company's subsidiary executed a promissory note for $81,750 to SIG Partners, LC. The interest rate on the note is 7% with principal payments of $3,400 per month beginning February 2011. The promissory note is secured by the
interest conveyed.   The monthly payments for this period have been paid.


Note 7.  SHAREHOLDERS EQUITY

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


Note 8.  RELATED PARTY TRANSACTIONS

NR Partners, a partnership comprised of Mr. Nelson and director David Ramsour as partners have loaned various amounts under promissory notes to the Company since 2005. Also, pursuant to an acquisition in December, 2010, a note payable to Mr. Nelson was established (see Note 6). Under the 2010 acquisition agreement, the seller, Signature Investor Group, LC, dba SIG Partners, LC, is the operator of the oil and gas interests acquired which is a company controlled by Mr. Nelson. There were no new related party transactions during the current period.


Note 9.  COMMITMENTS AND CONTINGENCIES

There were no changes to our commitments and contingencies for the three month period ended March 31, 2011.


Note 10.  SUBSEQUENT EVENTS

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. In addition, Regent NRCo received a $2,000 payment, all as part of the agreement assigned to Regent NRCo in the acquisition executed with Signature Investor Group, LC, dated September 29, 2010, and incor-porated herein by reference to the Company's Report on Form 10-K for the period ended December 31, 2010.


Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission ("SEC") on March 31, 2011. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary of the meanings of the oil and gas industry terms used in this Management's discussion and analysis follows the "Results of operations" table in this Item 2.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q and other reports filed by Regent Technologies, Inc. ("Regent") from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Regent's management as well as estimates and assumptions made by Regent's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Management cautions that these forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from projections in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the "Risk Factors". We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unantici-pated events which included, among others, the following:


  --  difficult and adverse conditions in the domestic and global economies;

  --  changes in domestic and global demand for oil and natural gas;

  --  volatility in the prices we receive for our oil and natural gas;

  --  the effects of government regulation, permitting and other legalities;

  --  future developments with respect to the reserves on our properties;

  --  uncertainties about the estimates of our oil and natural gas reserves;

  --  our ability to increase our production through development;

  --  drilling and operating risks;

  --  the availability of equipment, such as drilling rigs and pipelines;

  --  changes in our drilling plans, related budgets and liquidity;

  -- other factors discussed under "Risk Factors" in Item 1A of the Company's Form 10-K filed with the SEC for the period ended December 31, 2010.

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

Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting re-sponsible energy now and in the future. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environ-mentally safe manner while exploring new technologies for the increased use of renewable energy.

Oil and Gas Strategy
--------------------

Our long term oil and gas development strategy is to increase profit margins and concentrate on obtaining producing properties with low cost operations and with the potential for long-lived production. We also focus on the acquisition of royalties in areas with exploration and development potential.

Hill County, Texas

Pursuant to the Regent NRCo oil and gas property acquisitions from SIG Partners, LC ("SIG") during the third and fourth quarters of 2010, we are working with the operator to test the Austin Chalk formation in the wellbore on the 16 acre lease acquired. If the well is not commercial, the operator has plans to deepen the well to 1,300 feet and test the Woodbine formation. Both formations are produc-tive in the area and the well acquired has produced 16,000 barrels of oil from the Austin Chalk. Regent NRCo has a 100% working interest and a 75% net revenue interest in the lease. The operator of the lease and the operator of the net profits interest acquired by Regent NRCo on an adjacent lease is SIG (see Note 8 herein, Notes to Interim Consolidated Financial Statements).

Coke County, Texas

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. The acreage is currently being permitted to drill a wildcat well, with plans to drill two additional wells. The proposed initial location will be drilled to 6,700 feet to adequately test all potential formations and is projected to reach the Gardner limestone. The main targets in the prospect are the Strawn and Palo Pinto reef buildups which will be reached between 5,750 and 6,500 feet. It is expected that the prospect will encounter at least 300 feet of porous reef facies over an area of 115 acres. The oil and gas potential is 600,000 barrels of oil and 1.5 billion cubic feet of gas assuming 20 feet of oil with a recovery factor based on nearby fields. Possible back out potential exists in the Cisco sandstone and limestone intervals as well as Wolf-camp sandstone. The Wolfcamp produced over 11,500 barrels of oil in a well 1.3 miles south of our proposed location from perforations between 3,770 and 3,840 feet.

We are continuing to review projects in which we may participate. The cost of such projects would be funded through borrowings and, if appropriate, sales of common or preferred stock of the Company or our subsidiary or partial sales of our investment in MacuClear Preferred Stock.

Liquidity and Capital Resources
-------------------------------

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

Crude oil and natural gas prices have fluctuated significantly in recent years. The effect of declining prices on the oil business can be significant. Lower product prices will reduce our cash flow from operations and diminish the pre-sent value of our oil and gas reserves. Lower product prices also offer less incentive to assume the development risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the average oil price for West Texas Intermediate ("WTI") for three months ended March 31, 2011 was $93.54 compared to $78.64 for the three months ended March 31, 2010. During the first quarter, the average oil price for the production under our net profits interest agreement was $87.76. During the quarter, we used $9,480 from operating activities primarily for professional fees as compared to $8,268 for the same period in 2010. Also, during the current period, we applied $9,700 to debt service. As of March 31, 2010, the Company had total assets of $676,420 and total liabilities of $81,603, of which $74,950 is a promissory note to a related party. Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

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

Results of Operations
---------------------

Revenues

The Company had $6,521 of revenue for the first quarter ended March 31, 2011 as compared to none for the period ended March 31, 2010. Net loss from operations was $4,473 for the quarter ended March 31, 2011, as compared to a net loss from operations of $7,168 for the quarter ended March 31, 2010. The improvement was due to the Company's new oil and gas operations.

Operating Expenses

Operating expenses are principally insurance, accounting and engineering fees. General and administrative expenses were $10,907 for the three months ended March 31, 2011 compared to $7,168 for the three months ended March 31, 2010. Interest expense was $906 for the three months ended March 31, 2011 compared to net interest income of $607 for the same period in 2010. The increase in general and administrative expenses for the current period was due to our outlay for directors and officers liability insurance which was not an expense for 2010.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2010.


Item 4.  Controls and Procedures
-------  -----------------------

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive and principal financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, such officers con-cluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Act is disclosed within the time periods specified in the rules and forms of the SEC and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on Regent's financial position or operations.

Item 1A.  Risk Factors.
--------  -------------

The discussion in Part I, "Item 1A. Risk Factors." in the Company's 2010 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.


Item 2.  Changes in Securities
------   ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------
         None.

Item 4.  Removed and Reserved
-------  --------------------

Item 5.  Other Information.
-------  ------------------

         None.

Item 6.  Exhibits
-------  --------

         The exhibits listed below are filed herewith.

Exhibit
Number                          Description of Exhibit
------                          ----------------------

31.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURE


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 11, 2011                REGENT TECHNOLOGIES, INC.
                                          (Registrant)

                           By: /s/ David A. Nelson
                                   ---------------------------------------
                                   David A. Nelson, Chief Executive Officer
                                   (Principal Financial and Accounting Officer)