Form 10-Q
period 2011-06-30
REGENT TECHNOLOGIES INC
filed 2011-08-15
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2011
--------------------------------------------------------------------------------

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

                                  855-744-7449
                          (Issuer's telephone number)

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

Large accelerated filer                       Accelerated filer
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company  X
                        ---                                             ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No   X
                       ------                             ------

The number of outstanding shares of the issuer's only class of common stock as of August 15, 2011 was 22,360,233.

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                 June 30, 2011

                                                                       Page Nos.
                                                                       --------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets (Unaudited)                                  1
    at June 30, 2011 and December 31, 2010 (Audited)

  Consolidated Statements of Operations (Unaudited)                        2
    For the Three Months and Six Months Ended June 30, 2011 and 2010
    For the Period from Inception (January 1, 1999) to
      June 30, 2011

  Consolidated Statements of Cash Flows (Unaudited)                        3
    For the Six Months Ended June 30, 2011 and 2010
    For the Period from Inception (January 1, 1999) to
      June 30, 2011

  Notes to Consolidated Financial Statements                               4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.  Controls and Procedures                                          13

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                14

Item 1A. Risk Factors                                                     14

Item 2.  Changes in Securities                                            14

Item 3.  Defaults Upon Senior Securities                                  14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits                                                         14

SIGNATURE                                                                 15

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                         June 30,           December 31,
                                                                           2011                  2010
                                                                    ------------------    ------------------
                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash in bank                                                         $      441            $   24,790
   Accounts receivable                                                       2,208                 2,046
                                                                         ---------             ---------
Total Current Assets                                                         2,649                26,836

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion
and Depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties                                                          3,080                 3,080
Proved properties                                                           87,020                82,020
Net profits production interest                                              5,695                 5,695
Equipment and other fixed assets                                             1,214                 1,388
                                                                         ---------             ---------
  Total property and equipment, net                                         97,009                92,183

Investment (Note 4)                                                        575,992               575,992
                                                                         ---------             ---------
Total Assets                                                            $  675,650            $  695,011
                                                                         =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $    4,708            $    4,247
   Notes payable - related parties                                          53,970                43,700
   Accrued interest payable                                                    407                   718
                                                                         ---------             ---------
      Total Current Liabilities                                             59,085                48,665
                                                                         ---------             ---------
   Note payable - related parties, less current portion                     23,950                40,950
   Asset retirement obligation                                               5,200                 5,200
                                                                         ---------             ---------
Total liabilities                                                           88,235                94,815

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
   Convertible Preferred stock, $.10 par value, 1,000,000
     shares authorized, 99,500 shares issued
     and outstanding, Regent Natural Resources Co.                           9,950                 9,950
   Preferred stock, $.10 par value, 30,000,000
     shares authorized, no shares issued and
     outstanding, Registrant                                                     -                     -
   Common stock, $.01 par value, 100,000,000
     shares authorized, 22,360,233 shares
     issued and outstanding                                                223,602               223,602
   Paid-in capital in excess of par                                      3,629,141             3,629,141
   Accumulated deficit (including $72,722 net income
     accumulated since reentering the development stage)                (3,275,278)           (3,262,497)
                                                                         ---------             ---------
                                                                           587,415               600,196
                                                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  675,650            $  695,011
                                                                         =========             =========

The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
                        AND FOR THE PERIOD JANUARY 1, 1999
                              THROUGH JUNE 30, 2011
                                   (UNAUDITED)

                                           For the          For the          For the          For the
                                            three            three             six              six            Cumulative
                                            months           months           months           months      Since Re-entering
                                          ended June       ended June       ended June       ended June    Development Stage
                                           30, 2011         30, 2010         30, 2011         30, 2010      January 1, 1999
                                         ------------     ------------      ------------    ------------      ------------

Revenues                                  $   8,911       $       -        $  14,918         $       -        $   16,964

Operating expenses:
   General and administrative                14,048           7,216           24,954            14,384           372,157
   Depreciation expense                          87              89              174                89               268
                                          ---------        ---------        ---------         ---------         ---------
Operating loss                             (  5,224)       (  7,305)        ( 10,210)         ( 14,473)         (355,461)
                                          ---------        ---------        ---------         ---------         ---------
Other income and (expense):
    Gain on fair value measurement                -               -                 -         (  9,304)          262,760
    Gain on extinguishment of debt                -               -                 -                -           145,340
    Gain on sale of investment                    -               -                 -                -           101,331
    Stock grant expense                           -        (  2,194)                -         (  2,194)         ( 41,700)
    Interest, net                          (  1,664)       (    273)         (  2,571)             880          ( 39,548)
                                          ---------        ---------        ---------        ---------         ---------
Total other income (expense)               (  1,664)        (  1,921)        (  2,571)        ( 10,618)          428,183
                                          ---------        ---------        ---------        ---------         ---------
Income (loss) from continuing operations
  before income taxes                      (  6,888)        (  9,226)        ( 12,781)        ( 25,091)           72,722

Provisions for income taxes                       -                -                -                -                 -
                                          ---------        ---------        ---------        ---------         ---------
Net income (loss)                          (  6,888)        (  9,226)        ( 12,781)        ( 25,091)           72,722
                                          =========        =========        =========        =========         =========

Net income (loss) per common share
   (basic and diluted)                    $(    .00)       $(    .00)       $(    .00)       $(    .00)
                                          =========        =========        =========        =========

Weighted Average Shares Outstanding      22,360,233        8,523,628       22,360,233        8,505,642


The accompanying notes are an integral part of the consolidated financial statements.


                    REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
                       AND FOR THE PERIOD JANUARY 1, 1999
                            THROUGH JUNE 30, 2011
                                  (UNAUDITED)

						  		   		                    Cumulative
                                                                                                 Since Re-entering
                                                             For the Six Months Ended June 30,   Development Stage
                                                                 2011               2010          January 1, 1999
                                                             ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $( 12,781)          $( 25,091)          $  72,721
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation                                                   174                  89               4,204
     Gain (loss) from fair value measurement                          -                   -            (307,726)
     Change in fair value measurement                                 -               9,304              44,966
     Gain from extinguishment of debt                                 -                   -            (145,340)
     Gain from sale of investment                                     -                   -            (101,331)
     Note issued for settlement expenses                              -                   -              20,000
     Common stock issued for services                                 -               2,194              46,700
     Common stock issued in legal settlement                          -                   -              14,000
     Decrease in settlements and note receivable                      -                   -               4,800
     Decrease in other assets                                         -                   -               1,967
     Increase in allowance for uncollectible settlements              -                   -              79,892
     (Increase) decrease in accounts receivable                (    162)                  -            (  2,208)
     Increase (decrease) in accounts payable                        461            (  1,963)             36,038
     Increase (decrease) in accrued interest payable           (    311)                328              25,144
                                                              ---------           ---------           ---------
        Net Cash Provided (Used) In Operating Activities       ( 12,619)           ( 15,139)           (206,173)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in affiliates                                            -                   -            (350,000)
  Capital expenditures for oil and gas interests               (  5,000)                  -            ( 15,000)
  Capital expenditures for equipment                                  -            (  1,786)           (  1,656)
  Proceeds from sale of investments                                   -                   -             139,600
                                                              ---------           ---------           ---------
        Net Cash Used In Investing Activities                  (  5,000)           (  1,786)           (227,056)
                                                              ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from note payable - related party                     10,270                   -             120,325
  Proceeds from sale of Preferred Stock                               -              25,000             427,500
  Proceeds from note payable - stockholder                            -                   -              20,000
  Repayments of notes payable                                  ( 17,000)           (  4,500)           (134,155)
                                                              ---------           ---------           ---------
        Net Cash Provided (Used) In Financing Activities       (  6,730)             20,500             433,670
                                                              ---------           ---------           ---------
Net Increase (Decrease) in Cash                                ( 24,349)              3,575                 441

Cash At Beginning Of Period                                      24,790               5,297                   -
                                                              ---------           ---------           ---------
Cash At End of Period                                         $     441           $   8,872           $     441
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

New Accounting Pronouncements
-----------------------------

In December 2010, the FASB issued ASU No. 2010-29,  Business Combinations (Topic
805): Disclosure of Supplementary Pro Forma Information for Business Combina-tions. ASU No. 2010-29 amends ASC Topic 805 and reflects the decision reached in Emerging Issues Task Force ("EITF") Issue No. 10-G. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amend-ments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU No. 2010-29 became effective prospectively for the Company with the reporting period beginning April 1, 2011. The adoption of this new guidance did not have a material impact on our financial statements for the current and prior periods.

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

The following tables present the fair value measurement of the holdings of Macu-CLEAR Preferred Stock, beneficial and direct, as of June 30, 2011 and December 31, 2010:

                                                            Fair Value Measurements Using
                                                        --------------------------------------
                 June 30, 2011                           Level 1       Level 2       Level 3
                 --------------                         -----------   ----------   -----------
MacuCLEAR Preferred Stock at fair value ...........      $       -     $       -     $ 575,992

                 December 31, 2010
                 -----------------

MacuCLEAR Preferred Stock at fair value ...........      $       -     $       -     $ 575,992


Note 5.  OIL AND GAS ASSETS

Property and Equipment
----------------------

Property and equipment, net are comprised for the periods indicated as follows:

                                                June 30, 2011   December 31,2010
                                               --------------   ----------------
Unproved Oil and Gas Properties (1)                    3,080             3,080
Proved Oil and Gas Properties (1) (2) (3)             87,020            82,020
Net Profits Production Interest (1)                    5,695             5,695
Furniture and Equipment                               12,649            12,649
                                               ---------------  ---------------
                                                     108,444           103,444
Accumulated Depreciation, Depletion                (  11,435)        (  11,261)
and Amortization                               ---------------  ---------------
                                               $      97,009            92,183
                                               ===============  ===============

(1) Because the oil and gas assets and the net profits interest were acquired from related parties (Note 8), the properties were recorded at the the basis of the related parties in the amount of $85,595 as the capitalized costs.

(2) The capitalized costs for 2011 were increased by $5,000 for an oil and gas easement acquired for the construction of a flow line.

(3)  The capitalized costs include $5,200 for asset retirement obligation.

Eastern Shelf Asset Acquisition
-------------------------------

Effective April 5,2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. In addition, Regent NRCo received a $2,000 payment, all as part of the agreement assigned to Regent NRCo in the acquisition executed with Signature Investor Group, LC, dated September 29, 2010, and incor-porated herein by reference to the Company's Report on Form 10-K for the period ended December 31, 2010.

Asset Retirement Obligation
---------------------------

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


Note 6.  NOTES PAYABLE

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under promissory notes to NR Partners. In January 2011, the outstanding amounts owed to NR Partners was paid. During May 2011, NR Partners loaned $8,170 under a demand note at 5% interest per annum. The monies were borrowed to pay certain general and administrative costs primarily related to audit expenses.

In connection with the net profits production interest acquisition in December 2010, the Company's subsidiary executed a promissory note for $81,750 to SIG Partners, LC. The interest rate on the note is 7% plus principal payments of $3,400 per month beginning February 2011. The promissory note is secured by the oil and gas interest conveyed and is current at the date of this report.


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


Note 8.  RELATED PARTY TRANSACTIONS

NR Partners, a partnership comprised of the CEO and director David L. Ramsour as partners have loaned various amounts under promissory notes to the Company since 2005 (see Note 6). Also, pursuant to an acquisition in December 2010, a note payable to SIG Partners, LC, a company controlled by the CEO, was executed (see
Note 6).

Under the 2010 acquisition, the seller, Signature Investor Group, LC, dba SIG Partners, LC, is the operator of the oil and gas interests acquired. Also, the operator acquired an easement for $5,000 as development cost for the oil and gas interests acquired which amount was recorded as a trade payable for the current period (see Note 5).


Note 9.  COMMITMENTS AND CONTINGENCIES

There were no changes to our commitments and contingencies for the three and six month periods ended June 30, 2011.


Note 10.  SUBSEQUENT EVENTS

During July 2011, Regent NRCo completed the sale of 3,000 shares of its direct holdings of MacuCLEAR stock at $12 per share. The sale was made to a qualified fund controlled by the spouse of the CEO. The per share price was based on sales of comparable securities by MacuCLEAR to new investors.


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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q and other reports filed by Regent Technologies, Inc. ("Regent") from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that is based upon beliefs of, and information currently available to, Regent's management as well as estimates and assumptions made by Regent's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.

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

General and Business Overview
-----------------------------

Regent Technologies, Inc., a Colorado corporation, is listed on the Pink Sheets under the symbol "REGT". We are an energy technology-focused company and we have rights to proprietary technologies which we believe provide us an advantage in the industry. Our business strategy is to exploit these advantages and gene-rate long-term value for our shareholders and partners. We operate through two business divisions: Energy Technology Division and Natural Resources Division. Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting re-sponsible energy now and in the future. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environ-mentally safe manner while exploring new technologies for the increased use of renewable energy.

Oil and Gas Strategy
--------------------

Our long term oil and gas development strategy is to increase profit margins and concentrate on obtaining producing properties with low cost operations and with the potential for long-lived production. We also focus on the acquisition of royalties in areas with exploration and development potential.

Reserves

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm RCM Engineering, Inc. of Dallas, Texas ("RCM"), has estimated our oil and gas reserves and the present value of future net revenues therefrom as of December 31, 2010. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2010. The following table sets forth our estimated proved reserves based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K. Please read "Item 1A. Risk Factors -- Our estimates are based on assumptions that may turn out to be inaccurate. Any significant inaccu-racies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves". You should also read the notes following consolidated financial statements for the year ended Decem-ber 31, 2010 in conjunction with the reserve estimates.

Category                                 Net Reserves (SEC Prices at 12/31/10)
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

Please read "Item 1A. Risk Factors -- The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccu-racies in these reserve estimates or underlying assumptions may materially the notes following consolidated financial statements for the year ended Decem-ber 31, 2010 in conjunction with the reserve estimates.

Hill County, Texas

Pursuant to the Regent NRCo oil and gas property acquisitions from SIG Partners, LC ("SIG") during the third and fourth quarters of 2010, we acquired 3 leases which total 66 acres. We are pursuing an additional 975 acres in Hill, Limestone and Van Zandt Counties with plans to drill 5 wells in the next 12 months. We are planning to test the Austin Chalk formation in the wellbore on the 16 acre lease acquired. If the well is not capable of commercial profitability, we plan to deepen the well and test the Woodbine formation. Both formations are productive within the area and the well acquired has produced 16,000 barrels of oil from the Austin Chalk. Regent NRCo has a 100% working interest and a 75% net revenue interest in the lease. The operator of the lease and the operator of the net profits interest acquired by Regent NRCo on an adjacent lease is SIG (see Note 8 herein, Notes to Interim Consolidated Financial Statements).

Coke County, Texas -- Projected New Discovery

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. The initial well on the acreage was drilled during the second quarter to 6,800 feet and was successful in finding oil in the Strawn sandstone and Strawn reef formations. The gross oil and gas potential of the lease is 500,000 barrels of oil and 1.5 billion cubic feet of gas assuming a recovery factor based on nearby fields. The well is expected to begin production in the third quarter.

We are continuing to review projects in which we may participate. The cost of such projects would be funded through borrowings and, if appropriate, sales of common or preferred stock of the Company or our subsidiary or partial sales of our investment in MacuClear Preferred Stock.

Financing and Liquidity
-----------------------

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

Crude oil and natural gas prices have fluctuated significantly in recent years. The effect of declining prices on the oil business can be significant. Lower product prices will reduce our cash flow from operations and diminish the pre-sent value of our oil and gas reserves. Lower product prices also offer less incentive to assume the development risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During the first quar-ter, the average oil price for the production under our net profits interest agreement was $87.76 and for the second quarter, the average price received was $92.93.

During the current six month period, cash used from operating activities was $12,619 compared to $15,139 for the same period in 2010. This improvement was due to the new oil revenues. Also, during the current period, we used funds from financing activities of $6,730 primarily due to new debt service related to the acquisition in 2010. This compares to funds provided of $15,139 from financing activities for the same period in 2010 due to partial sales of our holdings of MacuCLEAR Preferred Stock. As of June 30, 2011, the Company had total assets of $675,650 and total liabilities of $88,235, of which $64,750 is a promissory note for the 2010 net profit interest acquisition. Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Results of Operations
---------------------

Revenues

The Company had oil and gas sales for the quarterly and six month periods ended June 30, 2011 of $6,911 and $12,918, respectively, compared to no revenues for the same periods ended June 30, 2010. Net loss from operations for the six month periods ended June 30, 2011 and 2010 was $10,210 and $14,473, respectively. The improvement was due to the Company's new oil and gas operations which was offset by new expense of $5,808 related to directors and officers liability insurance which was not an expense in 2010.

Operating Expenses

General and administrative expenses were $24,954 for the six months ended June 30, 2011 compared to $14,384 for the six months ended June 30, 2010. The increase in administrative expenses was primarily the result of more audit expense and costs for directors and officers liability insurance.

Interest expense was $2,571 for the six months ended June 30, 2010 compared to $328 during the six months ended June 30, 2010 due to new short term borrowings and the note payable related to the 2010 net profits interest acquisition. The depreciation expense for the period was $174 compared to $89 for the same period in 2010.

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




Date:  August 15, 2010             REGENT TECHNOLOGIES, INC.
                                          (Registrant)

                           By: /s/ David A. Nelson
                                   ---------------------------------------
                                   David A. Nelson, Chief Executive Officer
                                   (Principal Financial and Accounting Officer)