Form 10-Q/A
period 2011-06-30
REGENT TECHNOLOGIES INC
filed 2011-09-14
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q/A
___________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-9519
___________________________

REGENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
___________________________

Colorado	84-0807913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5646 Milton, Suite 722, Dallas, Texas 75206
(Address of principal executive offices)

855-744-7449
(Registrant's telephone number)
___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

The number of outstanding shares of the issuer's only class of common stock as of August 15, 2011 was 22,360,233.

Form 10-Q/A PDF provided as a courtesy

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to Regent Technologies, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2011, as originally filed with the Securities and Exchange Commission on August 15, 2011 ("the Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

As part of the Form 10-Q/A preparation, the filing was done in HTML in place of ASCII and typographical errors were corrected.

INDEX TO FORM 10-Q/A
PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements:

Consolidated Balance Sheets (Unaudited) at June 30, 2011 and December 31, 2011 (Audited)	2

Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2011 and 2010 and for the Period from Inception (January 1, 1999) through June 30, 2011	3

Consolidated Statements of Cash Flows (Unaudited) or the Six Months ended June 30, 2011 and for the Period from Inception (January 1, 1999) through June 30, 2011	4

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Changes in Securities	14

Item 3. Defaults Under Senior Securities	14

Item 4. Removed and Reserved	14

Item 5. Other Information	14

Item 6. Exhibits	15

SIGNATURE	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash in bank	$441	$24,790
Accounts receivable	2,208	2,046
Total current assets	2,649	26,836

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	87,020	82,020
Net profits production interest	5,695	5,695
Equipment and other fixed assets	1,214	1,388
Total property and equipment, net	97,009	92,183

Investment (Note 4)	575,992	575,992
TOTAL ASSETS	$675,650	$695,011

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,708	$4,247
Notes payable - related parties	53,970	43,700
Accrued interest payable	407	718
Total current liabilities	59,085	48,665

Note payable - related parties, less current portion	23,950	40,950
Asset retirement obligation	5,200	5,200
Total liabilities	88,235	94,815

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized,
99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued
and outstanding, Registrant	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 22,360,233 shares
issued and outstanding	223,602	223,602
Paid-in capital in excess of par	3,629,141	3,629,141
Accumulated deficit (including $72,722 net income accumulated since
re-entering the development stage)	(3,275,278)	(3,262,497)
	587,415	600,196
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$675,650	$695,011

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH JUNE 30, 2011
(UNAUDITED)

					Cumulative
	For the	For the	For the	For the	Since
	Three	Three	Six	Six	Re-enterimg
	Months	Months	Months	Months	Development
	Ended	Ended	Ended	Ended	Stage
	June 30,	June 30,	June 30,	June 30,	January 1,
	2011	2010	2011	2010	1999

Revenues	$8,911	$-	$14,918	$-	$16,964

Operating expenses:
General and administrative	14,048	7,216	24,954	14,384	372,157
Depreciation expense	87	89	174	89	268

Operating loss	(5,224)	(7,305)	(10,210)	(14,473)	(355,461)

Other income and (expense):
Gain on fair value measurement	-	-	-	(9,304)	262,760
Gain on extinguishment of debt	-	-	-	-	145,340
Gain on sale of investment	-	-	-	-	101,331
Stock grant expense	-	(2,194)	-	(2,194)	(41,700)
Interest, net	(1,664)	273	(2,571)	880	(39,548)

Total other income (expense)	(1,664)	(1,921)	(2,571)	(10,618)	428,183

Income (loss) from continuing operations
before income taxes	(6,888)	(9,226)	(12,781)	(25,091)	72,722

Provisions for income taxes	-	-	-	-	-

Net income (loss)	$(6,888)	$(9,226)	$(12,781)	$(25,091)	$72,722

Net income (loss) per common share
(basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	22,360,233	8,523,628	22,360,233	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH JUNE 30, 2011
(UNAUDITED)

			Cumulative
			Since
			Re-enterimg
			Development
	For the Six Months		Stage
	Ended June 30,		January 1,
	2011	2010	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,781)	$(25,091)	$72,722
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	174	89	4,203
Gain (loss) from fair value measurement	-	-	(307,726)
Change in fair value measurement	-	9,304	44,966
Gain from extinguishment of debt	-	-	(145,340)
Gain from sale of investment	-	-	(101,331)
Note issued for settlement expenses	-	-	20,000
Common stock issued for services	-	2,194	46,700
Common stock issued in legal settlement	-	-	14,000
Decrease in settlements and note receivable	-	-	4,800
Decrease in other assets	-	-	1,967
Increase in allowance for uncollectible settlements	-	-	79,892
(Increase) decrease in accounts receivable	(162)	-	(2,208)
Increase (decrease) in accounts payable	461	(1,963)	36,038
Increase (decrease) in accrued interest payable	(311)	328	25,144
Net Cash Provided (Used) In Operating Activities	(12,619)	(15,139)	(206,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	-	-	(350,000)
Capital expenditures for oil and gas interests	(5,000)	-	(15,000)
Capital expenditures for equipment	-	(1,786)	(1,656)
Proceeds from sale of investments	-	-	139,600
Net Cash Used In Investing Activities	(5,000)	(1,786)	(227,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	10,270	-	120,325
Proceeds from sale of Preferred Stock	-	25,000	427,500
Proceeds from note payable - stockholder	-	-	20,000
Repayments of notes payable	(17,000)	(4,500)	(134,155)
Net Cash Provided (Used) In Financing Activities	(6,730)	20,500	433,670

Net Increase (Decrease) in Cash	(24,349)	3,575	441
Cash At Beginning Of Period	24,790	5,297	-
Cash At End of Period	$441	$8,872	$441

The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

			Cumulative
			Since
			Re-enterimg
			Development
	For the Six Months		Stage
	Ended June 30,		January 1,
	2011	2010	1999
Issuance of common stock upon conversion of notes payable	$-	$-	$193,840

Common stock issued for oil and gas interests	$-	$-	$135,000

Cancellation of note payable for oil and gas interests	$-	$-	$(70,000)

Note payable as partial consideration for oil and gas interests	$-	$-	$81,750

Oil and gas assets acquired	$-	$-	$80,795

Asset retirement obligation	$-	$-	$5,200

Note receivable as partial consideration for purchase of
preferred stock	$-	$-	$70,000

Repayment of note payable transferred directly
to MacuCLEAR upon sale to GHI, Ltd.	$-	$-	$(150,000)

Partial sale of MacuCLEAR holdings to GHI, Ltd.	$-	$-	$148,500

Issuance of common stock upon MacuCLEAR sale
to GHI, Ltd.	$-	$-	$1,500

Common stock returned in failed consideration and
debt settlement	$-	$-	$510,960

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF OPERATIONS

Regent Technologies, Inc. (the "Company" or "Regent"), formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company's subsidiary companies were divested in the ordinary course of business and effective January 1, 1999, the Company had re-entered the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying consolidated financial statements from that date are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to ASC No. 915, "Development Stage Activities" ("ASC 915") of the "Financial Accounting Standards Codification ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles."

During the third quarter of 2010, Regent restructured its management team and refocused its core business objectives and strategy. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). We operate through two business divisions, the Energy Technology Division and the Natural Resources Division. Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Regent NRCo. All significant intercompany balances and transactions have been eliminated. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.

The significant accounting policies of the Company are described in Note 2 to the 2010 consolidated financial statements of the 2010 Form 10-K, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 of the 2010 Form 10-K and in Item 2 of this quarterly report. In management's opinion, the accounting policies and estimates presented in the 2010 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-K for the period ended December 31, 2010, which was previously filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 amends ASC Topic 805 and reflects the decision reached in Emerging Issues Task Force ("EITF") Issue No. 10-G. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU No. 2010-29 became effective prospectively for the Company with the reporting period beginning April 1, 2011. The adoption of this new guidance did not have a material impact on our financial statements for the current and prior periods.

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

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process. Cash, accounts payable, and other current liabilities are carried at book value amounts which approximate fair value to the short-term maturity of these instruments.

We used the following fair value measurements for certain of our assets and liabilities during the current period and for the year ended December 31, 2010:

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

The following tables present the fair value measurement of the holdings of MacuCLEAR Preferred Stock, beneficial and direct, as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
June 30, 2011	Level 1	Level 2	Level 3
MacuCLEAR Preferred Stock at fair value	$-	$-	$575,992

December 31, 2010
MacuCLEAR Preferred Stock at fair value	$-	$-	$575,992

Note 5. OIL AND GAS ASSETS

Property and Equipment

Property and equipment, net are comprised for the periods indicated as follows:

	June 30, 2011	December 31, 2010
Unproved Oil and Gas Properties (1)	$3,080	$3,080
Proved Oil and Gas Properties (1) (2) (3)	87,020	82,020
Net Profits Production Interest (1)	5,695	5,695
Furniture and Equipment	12,649	12,649
	108,444	103,444
Accumulated Depreciation, Depletion and Amortization	(11,435)	(11,261)
	$97,009	$92,183

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

Eastern Shelf Asset Acquisition

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. In addition, Regent NRCo received a $2,000 payment, all as part of the agreement assigned to Regent NRCo in the acquisition executed with Signature Investor Group, LC, dated September 29, 2010, and incorporated herein by reference to the Company's Report on Form 10-K for the period ended December 31, 2010.

Asset Retirement Obligation

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for a retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. There was no change to the Company's asset retirement obligation for the current period.

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

Note 7. SHAREHOLDERS EQUITY

Common and Preferred Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 22,360,233 shares of common stock outstanding.

Holders of Regent's common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Regent's common stock representing a majority of the voting power of Regent's capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of Regent's outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to Regent's articles of incorporation.

Holders of Regent's common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Regent's common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Regent's common stock.

Stock Options

No options, warrants or similar rights are outstanding as of this report date.

Subsidiary Preferred Stock

On April 18, 2007, our subsidiary accepted purchase agreements in a total amount of $150,000 received from four purchasers of a private offering of shares of Series A Convertible Preferred Stock at $5.00 per share. The stock was sold under a private placement offering to sell $50,000 units convertible into 10,000 shares of common stock of the subsidiary plus 4,800 shares of common stock of MacuCLEAR common stock. Including the initial sales, our subsidiary has accepted purchase agreements from investors for $497,500. If all of the unconverted shares of the Series A Preferred Stock were to be converted to common stock of the subsidiary, the Company's ownership of the subsidiary would be diluted to approximately 90%.

Note 8. RELATED PARTY TRANSACTIONS

NR Partners, a partnership comprised of the CEO and director David L. Ramsour as partners have loaned various amounts under promissory notes to the Company since 2005 (see Note 6). Also, pursuant to an acquisition in December 2010, a note payable was executed with SIG Partners, LC, a company controlled by the CEO (see Note 6).

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Management cautions that these forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from projections in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the "Risk Factors". We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

  difficult and adverse conditions in the domestic and global economies;
  changes in domestic and global demand for oil and natural gas;
  volatility in the prices we receive for our oil and natural gas;
  the effects of government regulation, permitting and other legalities;
  future developments with respect to the reserves on our properties;
  uncertainties about the estimates of our oil and natural gas reserves;
  our ability to increase our production through development;

  drilling and operating risks;
  the availability of equipment, such as drilling rigs and pipelines;
  changes in our drilling plans, related budgets and liquidity;
  other factors discussed under "Risk Factors" in Item 1A of the Company's Form 10-K filed with the SEC for the period ended December 31, 2010.

Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge readers to review and consider disclosures we make in this and other reports. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the SEC.

In this Form 10-Q, references to "we," "our," "us," the "Company," or "Regent" refer to Regent Technologies, Inc., a Colorado corporation, and Regent's wholly owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to as "Regent NRCo."

General and Business Overview

Regent Technologies, Inc., a Colorado corporation, is listed on the Pink Sheets under the symbol "REGT". We are an energy technology-focused company and we have rights to proprietary technologies which we believe provide us an advantage in the industry. Our business strategy is to exploit these advantages and generate long-term value for our shareholders and partners. We operate through two business divisions: Energy Technology Division and Natural Resources Division. Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting responsible energy now and in the future. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environmentally safe manner while exploring new technologies for the increased use of renewable energy.

Oil and Gas Strategy

Our long term oil and gas development strategy is to increase profit margins and concentrate on obtaining producing properties with low cost operations and with the potential for long-lived production. We also focus on the acquisition of royalties in areas with exploration and development potential.

Reserves

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm RCM Engineering, Inc. of Dallas, Texas ("RCM"), has estimated our oil and gas reserves and the present value of future net revenues there from as of December 31, 2010. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2010. The following table sets forth our estimated proved reserves based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K. Please read "Item 1A. Risk Factors -- Our estimates are based on assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves". You should also read the notes following consolidated financial statements for the year ended December 31, 2010 in conjunction with the reserve estimates.

Category	Net Reserves (SEC Prices at 12/31/10)
	Oil	NGL	Gas	PV-10
	(Bbls)	(Bbls)	(Mcf)	($m)
Proved developed--Producing	4,235	-	-	$135.1
Proved developed--Non-producing	4,630	-	-	58.5
Proved undeveloped	61,530	-	-	1,840.8
Total Proved (1)(2)	70,395	-	-	$2,034.4

(1) The estimates of reserves in the table above conform to the guidelines of the SEC. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry. The reserve information shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, and the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2) The dollar amount is the present value, discounted at 10% per annum of the estimated future cash flows before income tax of our estimated proved reserves. The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January through December 2010, using $71.58 per bbl as adjusted by lease for transportation fees and regional price differentials from a benchmark price of $71.70 per bbl. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies.

Please read "Item 1A. Risk Factors — The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves" and please read the notes following the consolidated financial statements for the year ended December 31, 2010 in conjunction with the reserve estimates, both incorporated herein from the Registrant's Form 10-K for the period ended December 31, 2010.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. The effect of declining prices on the oil business can be significant. Lower product prices will reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer less incentive to assume the development risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During the first quarter, the average oil price for the production under our net profits interest agreement was $87.76 and for the second quarter, the average price received was $92.93.

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

Results of Operations

Revenues

The Company had oil and gas sales for the quarterly and six month periods ended June 30, 2011 of $6,911 and $12,918, respectively, compared to no revenues for the same periods ended June 30, 2010. Net loss from operations for the six month periods ended June 30, 2011 and 2010 was $10,210 and $14,473, respectively. The improvement was due to the Company's new oil and gas operations which was offset by new expense of $5,808 related to directors and officers' liability insurance which was not an expense in 2010.

Operating Expenses

General and administrative expenses were $24,954 for the six months ended June 30, 2011 compared to $14,384 for the six months ended June 30, 2010. The increase in administrative expenses was primarily the result of more audit expense and costs for directors and officers' liability insurance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive and principal financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, such officers concluded that, as of the current period, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Act is disclosed within the time periods specified in the rules and forms of the SEC and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description of Exhibit
31.1*	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
*	Filed or provided previously with the Form 10-Q.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REGENT TECHNOLOGIES, INC. (Registrant)

Dated: September 14, 2011

By: /s/ DAVID A. NELSON David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)