Form 10-Q
period 2011-09-30
REGENT TECHNOLOGIES INC
filed 2011-11-09
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q
___________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of the issuer's only class of common stock as of November 9, 2011 was 22,360,233.

Form 10-Q PDF provided as a courtesy

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements:

Consolidated Balance Sheets (Unaudited) at September 30, 2011 and December 31, 2011 (Audited)	2

Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2011 and 2010 and for the Period from Inception (January 1, 1999) through September 30, 2011	3

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2011 and for the Period from Inception (January 1, 1999) through September 30, 2011	4

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Changes in Securities	15

Item 3. Defaults Under Senior Securities	15

Item 4. Removed and Reserved	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURE	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash in bank	$27,072	$24,790
Accounts receivable	7,156	2,046
Total current assets	34,228	26,836

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	107,142	82,020
Net profits production interest	5,695	5,695
Equipment and other fixed assets	1,127	1,388
Total property and equipment, net	117,044	92,183

Investment (Note 4)	509,992	575,992
TOTAL ASSETS	$661,264	$695,011

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,509	$4,247
Notes payable - related parties	60,922	43,700
Accrued interest payable	339	718
Total current liabilities	62,770	48,665

Note payable - related parties, less current portion	18,750	40,950
Asset retirement obligation	5,200	5,200
Total liabilities	86,720	94,815

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.10 par value, 1,000,000 shares authorized,
99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued
and outstanding, Registrant	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 22,360,233 shares
issued and outstanding	223,602	223,602
Paid-in capital in excess of par	3,629,141	3,629,141
Accumulated deficit (including $59,850 net income accumulated since
reentering the development stage)	(3,288,149)	(3,262,497)
	574,544	600,196
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$661,264	$695,011

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

					Cumulative
					Since
					Re-enterimg
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage
	September 30,		September 30,		January 1,
	2011	2010	2011	2010	1999

Revenues	$5,130	$-	$19,866	$-	$21,912

Operating expenses:
General and administrative	16,604	6,022	41,559	20,405	388,588
Depreciation expense	87	89	261	179	529

Operating loss	(11,561)	(6,111)	(21,954)	(20,584)	(367,205)

Other income and (expense):
Net change in fair value measurement	-	-	-	(9,304)	262,760
Gain from extinguishment of debt	-	-	-	-	145,340
Gain from sale of investment	-	-	-	-	101,331
Stock grant expense	-	(1,200)	-	(3,394)	(41,700)
Interest, net	(1,128)	(63)	(3,698)	817	(40,676)

Total other income (expense)	(1,128)	(1,263)	(3,698)	(11,881)	427,055

Income (loss) before income taxes	(12,689)	(7,374)	(25,652)	(32,465)	59,850

Provisions for income taxes	-	-	-	-	-

Net income (loss)	$(12,689)	$(7,374)	$(25,652)	$(32,465)	$59,850

Net income (loss) per common share
(basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding	22,360,233	10,951,955	22,360,233	9,321,817

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

			Cumulative
			Since
			Re-enterimg
			Development
	For the Nine Months		Stage
	Ended September 30,		January 1,
	2011	2010	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,652)	$(32,465)	$59,850
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	261	179	4,291
Net change in fair value measurement	-	9,304	(262,760)
Gain from extinguishment of debt	-	-	(145,340)
Gain from sale of investment	-	-	(101,331)
Note issued for settlement expenses	-	-	20,000
Common stock issued for services	-	3,394	46,700
Common stock issued in legal settlement	-	-	14,000
Decrease in settlements and note receivable	-	-	4,800
Decrease in other assets	-	-	1,967
Increase in allowance for uncollectible settlements	-	-	79,892
(Increase) decrease in accounts receivable	(5,110)	-	(7,156)
Increase (decrease) in accounts payable	(2,738)	(1,972)	32,839
Increase (decrease) in accrued interest payable	(379)	391	25,076
Net Cash Used In Operating Activities	(33,618)	(21,169)	(227,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	-	-	(350,000)
Capital expenditures for oil and gas interests	(25,122)	-	(35,122)
Capital expenditures for equipment	-	(1,785)	(1,656)
Proceeds from sale of investments	66,000	-	205,600
Net Cash Provided (Used) In Investing Activities	40,878	(1,785)	(181,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	22,222	-	132,277
Proceeds from sale of preferred stock	-	25,000	427,500
Proceeds from note payable - stockholder	-	-	20,000
Repayments of notes payable - related party	(27,200)	(6,100)	(144,355)
Net Cash Provided (Used) In Financing Activities	(4,978)	18,900	435,422

Net Increase (Decrease) in Cash	2,282	(4,054)	27,072
Cash At Beginning Of Period	24,790	5,297	-
Cash At End of Period	$27,072	$1,243	$27,072

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2011 - (Continued)
(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

			Cumulative
			Since
			Re-enterimg
			Development
	For the Nine Months		Stage
	Ended September 30,		January 1,
	2011	2010	1999
Issuance of common stock upon conversion of notes payable	$-	$-	$193,840

Common stock issued for oil and gas interests	$-	$-	$135,000

Cancellation of note payable for oil and gas interests	$-	$-	$(70,000)

Note payable as partial consideration for oil and gas interests	$-	$-	$81,750

Oil and gas assets acquired	$-	$-	$80,795

Asset retirement obligation	$-	$-	$5,200

Note receivable as partial consideration for purchase of
preferred stock	$-	$-	$70,000

Repayment of note payable transferred directly
to MacuCLEAR upon sale to GHI, Ltd.	$-	$-	$(150,000)

Partial sale of MacuCLEAR holdings to GHI, Ltd.	$-	$-	$148,500

Issuance of common stock upon MacuCLEAR sale
to GHI, Ltd.	$-	$-	$1,500

Common stock returned in failed consideration and
debt settlement	$-	$-	$510,960

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Regent NRCo. All significant intercompany balances and transactions have been eliminated. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions. Unless otherwise specified or the context otherwise requires, all references in these notes to "Regent," "we," "us" or "our" are to Regent Technologies, Inc. and its subsidiary.

These unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly our financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

Dependence on Oil and Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for oil and gas. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a property basis. Interest expense related to unproved properties is also capitalized into oil and gas properties. No interest expense has been capitalized through the current period because the amount is nominal.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling. A particular cost center ceiling is equal to the sum of:

•

the present value (10% per annum discount rate) of estimated future net revenues from proved reserves using oil and gas reserve estimation requirements, which require use of the unweighted average first-day-of-the-month commodity prices for the prior twelve months, adjusted for market differentials applicable to our reserves; plus

•	the lower of cost or estimated fair value of properties not included in the costs being amortized, if any; less

•	related income tax effects.

Proceeds from the sale of oil and gas properties are applied to reduce the costs in the applicable cost center unless the reduction would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. If net capitalized costs of oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test write down to the extent of such excess. If required, a ceiling test write down reduces earnings and stockholders' equity in the period of occurrence and, holding other factors constant, results in lower depreciation, depletion and amortization expense in future periods.

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 2 to the 2010 consolidated financial statements of the 2010 Form 10-K. In management's opinion, the accounting policies and estimates presented in the 2010 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-K for the period ended December 31, 2010, which was previously filed with the Securities and Exchange Commission.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change will require, for Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance impacting the presentation of comprehensive income. The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity. The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the comprehensive income presentation to have an impact on our financial position or results of operations.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were other accounting standards and interpretations issued in 2010 and 2011, all of which have been determined to not be applicable or significant by management and are not expected to have a material impact on the financial position, operations or cash flows.

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

We used the following fair value measurements for certain of our assets and liabilities during the current period and for the year ended December 31, 2010:

Level 3 Classification: Investment - MacuCLEAR Preferred Stock

As of this quarterly filing, the Company's subsidiary, Regent NRCo, held 117,628 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of our subsidiary's Preferred Stock. During this quarter, the Company's subsidiary sold 5,500 shares of its holdings for $12.00 per share (see Note 8). Under the process defined for Level 3 assets, the Company has determined the fair value for the MacuCLEAR Preferred Stock to be $12.00 per share based on new sales of MacuCLEAR Series A-1 Preferred Stock for $12.00 per share during October 2010 and throughout 2011. The Series A-1 Preferred Stock has the same designations as the Series A Preferred Stock held by the Company. The Company's beneficial holdings have not been increased beyond the original cost of $2.595 per share.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the fair value measurement of the holdings of MacuCLEAR Preferred Stock, beneficial and direct, as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
September 30, 2011	Level 1	Level 2	Level 3
MacuCLEAR Preferred Stock at fair value	$-	$-	$509,992

December 31, 2010
MacuCLEAR Preferred Stock at fair value	$-	$-	$575,992

Note 5. OIL AND GAS ASSETS

Property and Equipment

Property and equipment, net are comprised for the periods indicated as follows:

	September 30, 2011	December 31, 2010
Unproved Oil and Gas Properties (1)	$3,080	$3,080
Proved Oil and Gas Properties (1) (2) (3)	107,142	82,020
Net Profits Production Interest (1)	5,695	5,695
Furniture and Equipment	12,649	12,649
	128,566	103,444
Accumulated Depreciation, Depletion and Amortization	(11,522)	(11,261)
	$117,044	$92,183

(1) Because the oil and gas assets and the net profits interest were acquired from related parties (Note 8), the properties were recorded at the basis of the related parties in the amount of $85,595 as the capitalized costs.

(2) The full cost capitalized costs for 2011 were increased by $20,122 for the construction of an oil and gas flow line and the acquisition of well equipment related to the oil and gas interests acquired in 2010.

(3) The capitalized costs include $5,200 for asset retirement obligation.

Eastern Shelf Asset Acquisition

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. In addition, Regent NRCo received a $2,000 payment, all as part of the agreement assigned to Regent NRCo in the acquisition executed with Signature Investor Group, LC, dated September 29, 2010, and incorporated herein by reference to the Company's Report on Form 10- K for the period ended December 31, 2010.

Asset Retirement Obligation

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for a retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. There was no change to the Company's asset retirement obligation for the current period because the amount is nominal.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. NOTES PAYABLE

Beginning in 2005, the Company has borrowed various amounts for general corporate purposes under promissory notes to NR Partners (see Note 8). During the current quarterly period, the Company repaid principal of $8,170 plus interest and borrowed an additional $5,000. The outstanding amount of $5,000 owed to NR Partners bears interest at the rate of 5% per annum and is due upon demand. In addition, the Company's subsidiary owes $20,122 to the operator of our oil and gas interests for capital expenditures. This amount is recorded under notes payable to a related party and bears no interest.

In connection with the net profits production interest acquisition in December 2010, the Company's subsidiary executed a promissory note for $81,750 (see Note 8). The interest rate on the note is 7% per annum plus principal payments of $3,400 per month beginning February 2011. The promissory note is secured by the oil and gas interest conveyed and is current at the date of this report.

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

Holders of Regent's common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Regent's common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to Regent's common stock.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. RELATED PARTY TRANSACTIONS

NR Partners, a partnership comprised of the CEO and director David L. Ramsour as partners have loaned various amounts under promissory notes to the Company since 2005 (see Note 6). Also, pursuant to an acquisition in December 2010, a note payable was executed with SIG Partners, LC, a company controlled by the CEO (see Note 6).

Under the 2010 acquisition, the seller, Signature Investor Group, LC, dba SIG Partners, LC, is the operator of the oil and gas interests acquired. Also, the Company has incurred $26,122 for flow line and equipment costs related to the oil and gas interests acquired of which amount $20,122 was recorded as a payable to the operator for the current period (see Note 5).

During July 2011, Regent NRCo completed two sales of its direct holdings of MacuCLEAR common stock at $12 per share. The sale of 2,500 shares was made to a qualified fund controlled by the spouse of the CEO. The sale of 3,000 shares was made to an unrelated third party. The share price for each sale was based on sales of comparable securities by MacuCLEAR to new investors.

Note 9. COMMITMENTS AND CONTINGENCIES

There were no changes to our commitments and contingencies for the three and nine month periods ended September 30, 2011.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q and other reports filed by Regent Technologies, Inc. ("Regent") from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that is based upon beliefs of, and information currently available to, Regent's management as well as estimates and assumptions made by Regent's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward- looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.

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

General and Business Overview

Regent Technologies, Inc., a Colorado corporation, is listed on the Pink Sheets under the symbol "REGT". We are an energy technology-focused company and we have rights to proprietary technologies which we believe provide us an advantage in the industry. Our business strategy is to exploit these advantages and generate long-term value for our shareholders and partners. We operate through two business divisions: Energy Technology Division and Natural Resources Division. Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting responsible energy now and in the future. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environmentally safe manner.

Our revenues, profitability and future growth depend on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved oil and gas reserves. We use the full cost method of accounting for our oil and gas activities.

Oil and Gas Strategy

Our long term oil and gas development strategy is to increase profit margins and concentrate on obtaining producing properties with low cost operations and with the potential for long-lived production. We also focus on the acquisition of royalties in areas with exploration and development potential.

Reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm RCM Engineering, Inc. of Dallas, Texas ("RCM"), has estimated our oil and gas reserves and the present value of future net revenues there from as of December 31, 2010. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2010. The following table sets forth our estimated proved reserves based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K. Please read "Item 1A. Risk Factors -- Our estimates are based on assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves". You should also read the notes following consolidated financial statements for the year ended December 31, 2010 in conjunction with the reserve estimates.

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

Please read "Item 1A. Risk Factors - The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves" and please read the notes following the consolidated financial statements for the year ended December 31, 2010 in conjunction with the reserve estimates, both incorporated herein from the Registrant's Form 10-K for the period ended December 31, 2010.

Production. Pursuant to the Regent NRCo oil and gas property acquisitions from SIG Partners, LC ("SIG") during the third and fourth quarters of 2010, we acquired 3 leases which cover 66 gross acres. We also acquired a50% net profits interest which is the source of our oil and gas revenues for the current period and year-to-date. We are pursuing an additional 1,075 acres in Hill, Limestone and Van Zandt Counties with plans to drill 5 wells during 2012. We are currently testing the Austin Chalk formation in the wellbore on the 16 acre lease acquired. If the well is not capable of commercial profitability, we plan to deepen the well and test the Woodbine formation. Both formations are productive within the area and the well acquired has produced 16,000 barrels of oil from the Austin Chalk. Regent NRCo has a 100% working interest and a 75% net revenue interest in the lease. The operator of the lease and the operator of the net profits interest acquired by Regent NRCo on an adjacent lease is SIG (see Note 8 herein, Notes to Interim Consolidated Financial Statements).

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. The initial well on the acreage was drilled during the second quarter to 6,800 feet and was successful in finding oil in the Strawn sandstone and Strawn reef formations. The gross oil and gas potential of the lease is 500,000 barrels of oil and 1.5 billion cubic feet of gas assuming a recovery factor based on nearby fields. The well is being tested at the date of this report.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. The effect of declining prices on the oil business can be significant. Lower product prices will reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer less incentive to assume the development risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. The average oil price received in 2011 for the production under our net profits interest agreement has ranged from a high in April of $100.90 to a low in August of $79.97.

During the current quarterly period, the Company generated new cash of $66,000 from the sale of 5,500 shares of its direct stock holdings in MacuCLEAR, Inc. We continue to hold 21,770 shares as an investment which can be sold as needed. We had net cash provided from investing activities of $40,878 after using $25,122 for capital expenditures for oil and gas capital expenditures. This compares to net cash used of $1,785 for the nine months ended September 30, 2010. We improved our net loss to $25,652 for the nine months ended September 30, 2010 compared to a loss of $32,465 for the same period in 2010. This improvement was due to the new oil and gas revenues. As of September 30, 2011, the Company had total assets of $661,264 and total liabilities of $86,720, of which $54,550 is a promissory note for the 2010 net profits interest acquisition. We believe that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Results of Operations

Revenues. The Company had oil and gas revenues for the quarterly and nine month periods ended September 30, 2011 of $5,130 and $19,866, respectively, compared to no revenues for the same periods ended September 30, 2010. The improvement was due to the Company's new initiative in oil and gas property acquisitions and development.

Operating Expenses. General and administrative expenses were $41,559 for the nine months ended September 30, 2011 compared to $20,405 for the nine months ended September 30, 2010. The increase in administrative expenses was primarily the result of higher accounting expense, costs for directors' and officers' liability insurance, and the engagement of an acquisition consultant. Net loss from operations for the nine month periods ended September 30, 2011 and 2010 was $25,652 and $32,465, respectively. This improvement was due to the increase in revenues of $19,866 for the nine months ended September 30, 2011.

Interest expense was $3,698 for the nine months ended September 30, 2010 compared to interest expense of $391 and net interest income of $817 during the nine months ended September 30, 2010. The increase in interest expense is due to new short term borrowings and the note payable related to the 2010 net profits interest acquisition. The depreciation expense for the period was $261 compared to $179 for the same period in 2010.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description of Exhibit
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*

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

Dated: November 9, 2011

By: /s/ DAVID A. NELSON David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)