Form 10-K
period 2011-12-31
REGENT TECHNOLOGIES INC
filed 2012-04-10
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

       ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-13621

REGENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

COLORADO	84-0807913
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5646 Milton, Suite 722, Dallas, Texas 75206
(Address of principal executive offices including zip code)

855 744 7449
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐       No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒         No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-'accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer    ☐    Non-accelerated filer    ☐     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☒

As of April 6, 2012, the registrant had 22,360,233 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2011.

REGENT TECHNOLOGIES, INC.
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, "Item 1A - Risk Factors" and other cautionary statements in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission ("SEC"), and (3) other announcements we make from time to time. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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
  drilling and other operating risks;
  the availability of equipment, such as drilling rigs and pipelines; and
  changes in our drilling plans, related budgets and liquidity.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and gas. These risks include, but are not limited to:

  the possibility of unsuccessful exploration and development drilling activities;
  our ability to replace and sustain production;
  the availability of capital on economic terms to fund our capital expenditures and acquisitions;
  our level of indebtedness;
  the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;
  the ability of financial counterparties to perform or fulfill their obligations under existing agreements;
  the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;
  hurricanes and other weather conditions;
  lack of availability of goods and services;
  regulatory and environmental risks associated with drilling and production activities; and
  the other risks described in this Form 10-K.

Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by petroleum engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered.

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

GLOSSARY OF OIL AND NATURAL GAS TERMS

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

"Carried interests" means, generally, a working interest which does not bear its share of the exploration costs until a designated well has been drilled and completed to the casing point or to the tanks, depending on the agreement, after which point the carried interest must bear its share of the costs of production.

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

"Proved oil and gas reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

"3-D Seismic" means an advanced technology method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to a field's appraisal, development and production.

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

Item 1. Business

General

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. In 1994, new management redirected the business toward the development of emerging technologies and the shareholders voted to rename the Company. During 1999, the Company's subsidiary companies were divested in the ordinary course of business including the sale of its communication assets to Allegiance Telecom, a NYSE company. Effective January 1, 1999, the Company re-entered the development state. During 2005, the current President received the necessary information for auditing the books and records of the Company in order to file delinquent SEC reports. The Company has been current in its SEC filings since 2005 including the filing of the delinquent reports for the quarterly and annual periods from 1999 to 2004.

Beginning in the third quarter of 2010, the Company restructured its management team and focused its core business objectives and strategy on energy development. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties. During the third and fourth quarters of 2010, the Company's subsidiary acquired oil and gas assets, consisting of both producing and proven undeveloped reserves. We have rights to proprietary technologies which we believe provide Regent an advantage in the energy industry. Our business strategy is to exploit these advantages and to generate long-term value for our shareholders and partners. We have funded and intend to continue to fund operations from the sale of corporate securities, including debt and equity.

Business Growth Strategy

Overview

Our growth strategy is to explore and develop existing oil and gas leases and to selectively acquire additional prospects where reserves can be identified with confidence, can be economically produced and where levels of production can be raised quickly and sustained for the highest return on investment. The key elements of our strategy include:

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

Our property acquisition efforts are and will be focused on pursuing opportunities that fit well within existing Company properties, in areas where we are establishing new operations or in areas where we believe that a base of existing production will produce an adequate foundation for economies of scale.

Exploration and Development Activities

Overview

Since the third quarter of 2010, we have been primarily committed to investing in developmental oil wells in the Mexia-Talco Fault Zone of the East Texas Basin the Eastern Shelf of the Midland Basin, both mature producing oil and gas horizons. We currently plan to spend approximately $2.5 million on development activities during 2012.

We may increase or decrease our planned activities, depending upon results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

Core Areas

Mexia-Talco geologic overview. The East Texas Basin is a structural embayment of the Gulf Coast Basin. While it is bounded on the east by the Sabine Uplift and the East Texas Oil Field, it is bounded on the north and west by the Mexia-Talco Fault Zone and what are called the Woodbine Fault-Line fields. In its deepest part, the basin is filled with more than 13,000 feet (>3960 m) of Mesozoic and Tertiary strata (Wood and Guevara, 1981) that were structurally modified by mobilization of the Middle Jurassic Louann Salt (Lahee, 1929). This salt movement included the development of the Van salt dome which is overlain by the massive Woodbine Van Oil Field in Van Zandt County in north central Texas. The Woodbine Fault-Line fields run through Milam, Falls, Limestone, Freestone, Navarro, Henderson, and Kaufman counties in east central Texas with related production in Hill and Ellis counties. The six oil and gas fields on the west faults are Mexia (Limestone County, discovered 1920), Currie (Navarro County, 1921), North Currie (Navarro County 1922), Powell (Navarro County, 1923), Richland (Navarro County, 1924), and Wortham (Freestone County, 1924). Powell, Mexia, and Wortham are the most productive of the fields.

The first field to be discovered was Mexia in northwestern Limestone County, and it introduced the concept of fault- line production in the Woodbine sands which has continued through today. By January 1, 1993, the reporting fault-line fields yielded annual production of 292,250 barrels of oil and 13,553,000 cubic feet of casinghead gas. Combined cumulative production for all of the fields climbed to 280,948,170 barrels of oil by 1993, after more than seventy years of operation (Railroad Commission of Texas, Annual Report of the Oil and Gas Division, Austin 1992). Since 1993, all of the fault-line fields have continued to produce with new drilling and production, some of which included original pressures in the Woodbine formation and enhanced production from zones above the Woodbine formation, primarily the Austin Chalk. The Company's subsidiary has three tracts in Hill County, two of which have all of our Proved Undeveloped Reserves which are proven in the Austin Chalk and Woodbine formations at less than 1,500 feet. We are working on an area of mutual interest in a multi-county area for future exploration.

Eastern Shelf geologic overview. The depositional and tectonic history of the Eastern Shelf of the Midland Basin reveals reservoir rocks consisting of porous limestone, dolomite, dolomitized mudstone and wackestone, and lesser amounts of fine-grained clastics frequently associated with evaporites, redbeds and sabkha facies. These rocks appear to have been deposited in platform edge, open-shelf, intertidal, supratidal, and restricted-shelf environments associated with platform growth. The Pennsylvanian rests directly upon the eroded Ordovician Ellenburger over much of the area, although in places a thin remnant of Mississippian lies between the Pennsylvanian and Ordovician. The lower Pennsylvanian was deposited upon a gently undulating eroded surface, with the exception of some narrow grabens that formed along the east side of the Eastern Shelf as part of the north trending flexure that lies between the deeper Midland Basin to the west, and the Bend Arch to the east. Reservoir rocks consist of porous limestone, dolomite, dolomitized mudstone and wackestone, and lesser amounts of fine-grained clastics frequently associated with evaporites, redbeds and sabkha facies. These rocks appear to have been deposited in platform edge, open-shelf, intertidal, supratidal, and restricted-shelf environments associated with platform growth. Reservoirs are contained in Permian Wolfcampian, Leonardian Clear Fork Formations, and Guadalupian San Andres, Grayburg, Queen, Seven Rivers and Yates Formations. Gross reservoir thicknesses range up to 1,000 feet, porosities average 10 percent, and permeabilities average 6 mD. The Company's subsidiary owns an overriding royalty interest on a 153 acre tract in Coke County which contains one producing well with plans for an offset in 2012.

Marketing and Major Customer

We derive revenue principally from the sale of oil and natural gas. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas. We currently sell our product to Plains Marketing.

Competition and Markets

The oil and gas industry is highly competitive. We encounter strong competition from other independent and major oil and gas companies in acquiring properties and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable oil and gas properties, or to evaluate, bid for and purchase a greater number of properties than our financial or personnel resources will permit. Furthermore, these companies may also be better able to withstand the financial pressures of failed drilling attempts, sustained periods of volatility and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our competitive position.

We are also affected by competition for drilling rigs and the availability of related equipment. To the extent that in the future we acquire and develop undeveloped properties, higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Competition is also strong for attractive oil and gas producing properties, undeveloped leases and drilling rights, and we cannot provide assurance that we will be able to compete satisfactorily when attempting to make further acquisitions.

The market for our oil, gas and natural gas liquids production depends on factors beyond our control, including domestic and foreign political conditions, the overall level of supply of and demand for oil, gas and natural gas liquids, the price of imports of oil and gas, weather conditions, the price and availability of alternative fuels, the proximity and capacity of gas pipelines and other transportation facilities and overall economic conditions.

Regulation

Oil and gas exploration, production and related operations and activities are subject to extensive rules and regulations promulgated by federal, state and local governmental agencies. Failure to comply with such rules and regulations can result in substantial penalties. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

Operational Hazards and Insurance

Oil and gas operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. In addition, the presence of unanticipated pressures or irregularities in formations, miscalculations, or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment.

We maintain insurance through our operators of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. We cannot give any assurances that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Title to Properties

As is customary in the oil and gas industry, we perform a minimal title investigation before acquiring undeveloped properties. A title opinion is obtained prior to the commencement of drilling operations on such properties. These title investigations and title opinions, while consistent with industry standards, may not reveal existing or potential title defects, encumbrances or adverse claims as we are subject from time to time to claims or disputes regarding title to properties. Although we have title to developed acreage examined prior to the acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defect or defects in the assignment of leasehold rights. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that we believe do not materially interfere with the use of or affect the value of such properties.

Employees

Other than our directors and officers, as of December 31, 2011, we do not have employees.

Transfer Agent

On December 28, 2007, the Company appointed Securities Transfer Corporation as the Transfer Agent to handle securities transactions for the Company. The address for Securities Transfer Corporation is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or through internet access via the EDGAR reporting system. Additional information is available at our website at www.regt.co.

Item 1A. Risk Factors

There are many factors that affect our business, some of which are beyond our control. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. The nature of our business activities further subjects us to certain hazards and risks. One should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this report may contain "forward-looking" statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ from those contained in any forward-looking statements.

OUR COMPANY HAS A LIMITED OPERATING HISTORY.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. Although our management team has been engaged in technology development for an extended period of time, we did not begin operations of our current business concept until recently. Therefore, it is difficult to forecast our future results based upon our historical data. Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in income or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

COMPETITION FOR ENERGY TECHNOLOGY AND NATURAL RESOURCES ARE FIERCE.

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

A MAJORITY OF OUR OUTSTANDING COMMON STOCK IS CLOSELY HELD.

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

RISKS RELATED TO OIL AND GAS EXPLORATION AND DEVELOPMENT ARE SUBSTANTIAL.

OUR PLANS TO RE-ENTER OIL AND GAS PROPERTIES HAS INHERENT RISKS.

We will own or lease properties that for many years have produced oil and gas. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any the wastes or to remediate the resulting contamination. In addition to properties that we operate, we have interests in many properties which are operated by third parties over whom we have limited control. Notwithstanding our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.

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

OIL AND NATURAL GAS PRICES FLUCTUATION MAY ADVERSELY IMPACT OUR RESULTS.

Our revenues, profitability, and the book value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also primarily dependent upon oil and gas prices which historically have been subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic, and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Also, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, regulated pipelines and processing facilities.

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

GENERAL RISKS THAT IMPACT THE OIL AND GAS INDUSTRY.

WE ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS.

Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we will work in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

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

FEDERAL REGULATION OF OIL AND PRODUCT TRANSPORTATION CAN IMPACT PRICES.

The price we receive from the sale of oil is affected by the cost of transporting such products to market. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines which would index such rates to inflation. These regulations could increase the cost of transporting oil by interstate pipelines or reduce wellhead prices for oil.

COMPLIANCE WITH THE TEXAS RAILROAD COMMISSION REGULATIONS IS COSTLY.

The State of Texas and many other states regulate oil and gas operations including permits for drilling, field operations, bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Texas also has statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, and abandonment.

ESTIMATED RESERVES ARE BASED ON MANY ASSUMPTIONS THAT MAY BE INACCURATE.

Estimates of oil and natural gas reserves are inherently imprecise. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds for capital expenditures.

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

ENVIRONMENTAL REGULATION SERIOUSLY IMPACTS OIL AND GAS OPERATOINS.

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

THE SUPERFUND LAWS REMAIN ONEROUS.

The federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous waste and substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

THE EPA IS INCREASING REGULATION OF OIL AND GAS OPERATIONS.

We will generate typical oil and gas field wastes, including hazardous wastes that are subject to the Federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non- hazardous wastes. Furthermore, some wastes generated by our oil and gas operations that are currently exempt from regulation may in the future be designated as "hazardous wastes", and therefore be subject to more rigorous and costly operating and disposal requirements.

Also, the Oil Pollution Act ("OPA") imposes a variety of requirements on responsible parties for onshore and offshore production facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible party" includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

On July 28, 2011, the EPA proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds ("VOCs") and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA's proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of "green completions" for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. The EPA is currently considering public comments submitted on the proposed rules and has indicated that it expects to take final action on the proposed rules by April 3, 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely affect our business.

OTHER BUSINESS RISKS

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

OPERATIONS ARE SUBSTANTIALLY DEPENDENT ON THE AVAILABILITY OF WATER

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from various sources for use in our operations. During 2011, East and Central Texas experienced the lowest inflows of water in recent history. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.

Proved Reserves

The following table sets forth our estimated proved reserves, as of December 31, 2011, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 12/31/11)
	Oil	NGL	Gas	PV-10
	(Bbls)	(Bbls)	(Mcf)	($m)
Proved developed--Producing	3,250	-	-	$134.6
Proved developed--Non-producing	4,790	-	-	85.7
Proved undeveloped	62,530	-	-	2,340.9
Total Proved (1)(2)	70,570	-	-	$2,561.2

(1)

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% ("PV-10 Value"), totaled $2.56 million at December 31, 2011. The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2011 were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2011 through December 2011. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $88.06 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.

(2)	None of our oil reserves are derived from non-traditional sources.

Reserve Estimation Procedures

Overview. Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

In December 2008, the SEC released its finalized rule for "Modernization of Oil and Gas Reporting." The new rule requires disclosure of oil and gas proved reserves by significant geographic area, using the arithmatic 12-month average beginning-of-the-month price for the year, as opposed to using year-end prices as was practiced in all previous years. The rule also allows for the use of reliable technologies to estimate proved reserves, contingent on demonstrated reliability in conclusions about reserve volumes. Under the new rules, companies are required to report on the independence and qualifications of their reserve preparers or auditors, and file reports when a third-party is relied upon to prepare reserve estimates or conduct a reserve audit.

Processes and Controls. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm RCM Engineering, Inc. of Dallas, Texas ("RCM"), has estimated our oil and gas reserves and the present value of future net revenues therefrom as of December 31, 2011. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2011. RCM meets the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. RCM does not own an interest in any of our properties and is not employed by us on a contingent basis. We provide historical information to RCM for our properties such as ownership interest; oil and gas production; well test data; commodity prices; and operating and development costs.

RCM's estimates of our reserves conform to the guidelines of the SEC and the estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our financial derivative activities. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry. The reserve information shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, and the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

Other Information Concerning our Proved Reserves. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and PV-10 Value are based on various assumptions and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2011. Please read "Item 1A. Risk Factors -- Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves." You should also read the notes following consolidated financial statements for the year ended December 31, 2011 in conjunction with the reserve estimates. Since January 1, 2010, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Acreage

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The table below sets forth our undeveloped and developed gross and net leasehold acreage as of December 31, 2011.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net
61	50	158	17	219	67

Principal Office

Our principal office is located at 5646 Milton, Suite 722, Dallas, Texas 75206.

Item 3. Legal Proceedings

We have no litigation and no known pending litigation.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2011, security dealers did not report high and low bid quotations.

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

Holders

As for December 31, 2011, based on information provided by our transfer agent, Securities Transfer Corporation, the number of holders or record of our common stock was 2,022.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Other Shares Which May Be Issued

The Company has no further commitments to issue common stock as of the date of this filing.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business strategy, our results of operations and our financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking.

These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed. See the "Cautionary Note" at the beginning of this report and "Risk Factors" in Item 1.A for an additional discussion of some of these factors and risks. Factors that may cause our actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  Our ability to generate additional capital to complete our planned energy technology development and oil and gas activities
  Risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas
  Competition from other technology and oil and gas companies
  Shortages of equipment, services and supplies
  Government regulation

  Environmental matters

These forward looking statements include statements regarding:

  Regent's financial position
  Proved or possible reserve quantities and net present values of those reserves
  Business strategy
  Plans and objectives of management of Regent for future operations and capital expenditures
  Revenue and cash flow projections

General and Business Overview

Regent Technologies, Inc. is a technology-focused company that utilizes emerging proprietary technologies for our involvement in the energy industry. We have rights to proprietary technologies which we believe provide us an advantage in the industry. Our business strategy is to exploit these advantages and generate long-term value for our shareholders and partners. Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting responsible energy now and in the future. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environmentally safe manner while developing new technologies for the increased use of renewable energy.

Pursuant to the Regent NRCo oil and gas property acquisitions from related party SIG Partners, LC ("SIG") during the third and fourth quarters of 2010, we acquired 3 leases which cover 66 gross acres. We also acquired a 50% net profits interest which is the source of our oil and gas revenues for the current period and year-to-date. We are currently negotiating the acquisition of an additional 1,075 acres in Hill, Limestone and Van Zandt Counties with plans to drill 5 wells during 2012. We are currently testing the Austin Chalk formation in the wellbore on a lease acquired from SIG. If the well is not capable of commercial profitability, we plan to deepen the well and test the Woodbine formation. Both formations are productive within the area and the well acquired has produced 16,000 barrels of oil from the Austin Chalk.

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. The initial well on the acreage was drilled during the second quarter to 6,800 feet and was successful in finding oil in the Strawn sandstone and Strawn reef formations. The operator has plans to continue exploration with the next phase of drilling in the shallower horizons based on significant shows during the drilling of the initial well.

We are continuing to review projects for acquisition or participation primarily in our core areas. The cost of such projects would be funded through borrowings and, if appropriate, sales of common or preferred stock of the Company or our subsidiary or partial sales of our investment in MacuCLEAR Preferred Stock.

Oil and Gas Strategy

Our long term oil and gas development strategy is to increase profit margins and concentrate on obtaining producing and developmental properties with low cost operations and with the potential for long-lived production. We will also focus on the acquisition of minerals and royalties in areas with exploration and development potential. We intend to grow reserves and production economically, primarily by: (1) selectively acquiring prospects where levels of production can be raised quickly and sustained for the highest return on investment; (2) participating in and or actively conducting drilling operations in order to further exploit the existing properties; and (3) pursuing strategic acquisitions that can be improved with our production enhancement technologies.

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

Regent intends to rely on joint ventures with qualified operating oil and gas companies to operate its projects through the exploratory and production phases. This will reduce general and administrative costs necessary to conduct operations. As of the date of this filing, Regent is not operating any of the oil and gas wells in which it owns an interest but instead relies on third party companies to operate the wells and properties at this time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in this report and notes that were prepared in accordance with accounting principles generally accepted in the United States. The preparation of the referenced consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting periods. There are critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. Actual amounts could differ from those estimates. The significant accounting policies of the Company are described in the notes to the audited financial statements included herein. See Note 2 - "Summary of Significant Accounting Policies" to our consolidated financial statements for additional information.

Oil and Gas Activities -- Full-cost Accounting

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. Estimates of our proved reserves as of each year-end are prepared by a third party engineering firm. In addition, upon significant changes, a third party engineering firm reviews and updates our reserves on a quarterly basis. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized.

Proved Reserves

Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates and such variances may be material.

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% ("PV-10 Value"), totaled $2.56 million at December 31, 2011 as compared to $2.03 million at December 31, 2010. The increase is primarily due to higher commodity prices during 2011.

RESULTS OF OPERATIONS

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

For the period ended December 31, 2011, net loss of $34,107 compared to net income of $188,427 for the same period ended 2010. In addition, the Company realized operating revenue of $25,689 for 2011 from the net profits production interest. The net income for fiscal 2010 was the result of unrealized gains of $195,221 due to the fair value measurement of the MacuCLEAR Preferred Stock acquisition and the gain of $24,750 from investment sales. Reducing the 2010 net income by the impact of the MacuCLEAR change due to the fair value measurement and the investment sales results in a net loss of $31,544 for 2010. The loss was greater in 2011 due to higher administrative and interest expense.

Operating expenses primarily include administrative and accounting expenses, insurance expense and interest expense. General and administrative expenses were $54,091 for the period ended December 31, 2011 compared to $30,300 for the period ended December 31, 2010. The increase was the result of higher accounting and audit expense, plus new expenses of $11,000 for director liability insurance and increased interest expense and depreciation, depletion and amortization expense.

Interest expense was $4,603 for 2011 compared to net interest income of $756 for 2010. The increase in interest expense was due to new short term borrowings and the note payable related to the 2010 net profits interest acquisition. The depreciation, depletion and amortization expense for the period was $1,102 compared to $268 for the same period in 2010. The increase was due to $754 of depletion expense for 2011 compared to none for 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

General and administrative expenses were $30,618 for the period ended December 31, 2011 compared to $19,237 for the period ended December 31, 2009. The increase was the result of a fee increase by the stock transfer agent and higher accounting and audit expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from internally generated funds from stock sales, proceeds from sales of its investments and from borrowings under its various agreements. The Company had total assets of $633,072 and total liabilities of $66,983 as of December 31, 2011 compared to total assets of $695,011 and total liabilities of $94,815 as of December 31, 2010. The decrease was due primarily to the reduction of debt through asset liquidation. The Company does not have any delivery commitments to provide a fixed and determinable quantity of its oil and gas under any existing agreement.

Cash Flows

Net cash flows used in operating activities was $25,576, for the fiscal period ending December 31, 2011, compared to net cash flows used of $27,501 for the same period in 2010, primarily due to the increase in general and administrative costs and insurance expense. Revenues from the Company's net profits interest was $25,689, which represents a full year of receipts in 2011 compared to $2,046 for one month in 2010.

Net cash flows from investing activities was $45,386 in 2011 compared to $27,944 in 2010 due to the sale of a portion of the Company's investment in MacuCLEAR stock for $78,000 in 2011 and $39,600 in 2010. In addition, the Company expended $32,614 for oil and gas workover expenditures in 2011 compared to none in 2010.

Net cash flows used by financing activities for 2011 was $35,300 compared to net cash provided by financing activities of $19,050 for the 2010 fiscal period. Cash used in 2011 included the payment of $37,400 for debt reduction related to the oil and gas property acquisitions in 2010. The Company sold subsidiary preferred stock in the amount of $25,000 in 2010.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

2012 Capital Expenditures Budget

We intend to fund 2011 capital expenditures, currently budgeted at $100,000 excluding any acquisitions, primarily from internally-generated cash flows and, as necessary, through borrowings from NR Partners and the public issuance of equity securities.

Related Party Transactions

The Company acquired certain oil and gas interests through the CEO and has borrowings from NR Partners. Also, the Company has sold a portion of its investment in securities of MacuCLEAR to the CEO and his spouse. See Note 12, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Future Payments Under Contractual Obligations

Neither the Company nor the Subsidiary have incurred contractual payment obligations. The Company is not expected to purchase equipment or incur significant changes in the number of employees.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	25
Consolidated Balance Sheets at December 31, 2011 and 2010	26
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2011 and the period from January 1, 1999 through December 31, 2011	27
Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 1, 1999 through December 31, 2011	28
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2011 and the period from January 1, 1999 through December 31, 2011	30
Notes to Consolidated Financial Statements	32

TURNER, STONE & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc. and Subsidiary
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and Subsidiary, (the Company) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and for the period January 1, 1999 through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2011 and 2010, and the results of their operations and cash flows for the years ended December 31, 2011 and 2010, and for the period January 1, 1999 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no significant business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.
 April 6, 2012

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash in bank	$9,300	$24,790
Accounts receivable	2,085	2,046
Total current assets	11,385	26,836

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	114,634	82,020
Net profits production interest	4,940	5,695
Equipment and other fixed assets	1,041	1,388
Total property and equipment, net	123,695	92,183

Investment (Note 5)	497,992	575,992
TOTAL ASSETS	$633,072	$695,011

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,637	$4,247
Notes payable - related parties	45,800	43,700
Accrued interest payable	352	718
Accrued liabilities	9,444	-
Total current liabilities	58,233	48,665

Note payable - related parties, less current portion	3,550	40,950
Asset retirement obligation	5,200	5,200
Total liabilities	66,983	94,815

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.10 par value, 1,000,000 shares authorized,
99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued
and outstanding, Registrant	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 22,360,233 shares
issued and outstanding	223,602	223,602
Paid-in capital in excess of par	3,629,141	3,629,141
Accumulated deficit (including $51,395 and $85,502, respectively, of earnings
accumulated since reentering the development stage)	(3,296,604)	(3,262,497)
	566,089	600,196
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$633,072	$695,011

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2
AND 2010 AND THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2011

			Cumulative
			Since
			Re-enterimg
			Development
	For the Year Ended		Stage
	December 31,		January 1,
	2011	2010	1999

Revenues	$25,689	$2,046	$27,735

Operating expenses:
General and administrative	54,091	30,350	401,120
Depreciation, depletion and amortization	1,102	268	1,370

Operating loss	(29,504)	(28,572)	(374,755)

Other income and (expense):
Net change in fair value measurement	-	195,221	262,760
Gain from extinguishment of debt	-	-	145,340
Gain from sale of investment	-	24,750	101,331
Stock grant expense	-	(3,728)	(41,700)
Interest, net	(4,603)	756	(41,581)

Total other income (expense)	(4,603)	216,999	426,150

Income (loss) before income taxes	(34,107)	188,427	51,395

Provisions for income taxes	-	-	-

Net income (loss)	$(34,107)	$188,427	$51,395

Net income (loss) per common share
(basic and diluted)	$(0.00)	$0.02

Weighted average shares
outstanding	22,360,233	12,562,754

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2011

							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	Issued	Par	Issued	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance at January 1, 1999	-	$-	3,643,693	$36,437	$3,148,871	$(3,347,999)	$(162,691)
Issuance of common stock for services
at $.10 per share	-	-	50,000	500	4,500	-	5,000
Issuance of common stock upon conversion
of notes payable at $.11 per share	-	-	1,800,000	18,000	172,000	-	190,000
Issuance of common stock with
failed consideration	-	-	50,877,713	508,777	(508,777)	-	-
Net loss for 1999						(125,005)	(125,005)
Issuance of common stock for
settlement of lawsuit at $.10 per share	-	-	140,000	1,400	12,600	-	14,000
Issuance of common stock with
failed consideration returned and cancelled	-	-	(36,046,209)	(360,462)	360,462	-	-
Net loss for 2000	-	-	-	-	-	(19,938)	(19,938)
Net loss for 2001, 2002 and 2003	-	-	-	-	-	-	-
Balance at December 31, 2003	-	-	20,465,197	204,652	3,189,656	(3,492,942)	(98,634)
Net loss for 2004	-	-	-	-	-	(7,936)	(7,936)
Balance at December 31, 2004	-	-	20,465,197	204,652	3,189,656	(3,500,878)	(106,570)
Issuance of common stock with
failed consideration returned and cancelled	-	-	(750,000)	(7,500)	7,500	-	-
Cancellation of Treasury Stock	-	-	(42,876)	(429)	429	-	-
Net loss for 2005	-	-	-	-	-	(48,946)	(48,946)
Balance at December 31, 2005	-	-	19,672,321	196,723	3,197,585	(3,549,824)	(155,516)
Issuance of common stock for debt
settlement at $.06 per share	-	-	64,000	640	3,200	-	3,840
Net income for 2006	-	-	-	-	-	52,990	52,990
Balance at December 31, 2006	-	-	19,736,321	197,363	3,200,785	(3,496,834)	(98,686)
Issuance of subsidiary preferred stock at $5 per share	65,000	6,500	-	-	318,500	-	325,000
Issuance of common stock as partial
consideration under GHI, Ltd.
sale at $.40 per share	-	-	3,750	38	1,462	-	1,500
Common stock issued with
failed consideration cancelled	-	-	(14,929,838)	(149,298)	149,298	-	-
Issuance of common stock awards to
directors at $.01 per share	-	-	847,223	8,472	-	-	8,472
Net income for 2007	-	-	-	-	-	7,443	7,443
Balance at December 31, 2007	65,000	6,500	5,657,456	56,575	3,670,045	(3,489,391)	243,729
Issuance of subsidiary preferred stock at $5 per share	10,000	1,000	-	-	49,000	-	50,000
Common stock issued with
failed consideration cancelled	-	-	(120,000)	(1,200)	1,200	-	-
Issuance of common stock awards to
directors at $.01 per share	-	-	1,500,000	15,000	-	-	15,000
Net income for 2008	-	-	-	-	-	109,335	109,335
Balance at December 31, 2008	75,000	7,500	7,037,456	70,375	3,720,245	(3,380,056)	418,064
Issuance of subsidiary preferred stock at $5 per share	19,500	1,950	-	-	95,550	-	97,500
Issuance of common stock awards to
directors at $.01 per share	-	-	1,450,000	14,500	-	-	14,500
Net loss for 2009	-	-	-	-	-	(70,868)	(70,868)
Balance at December 31, 2009	94,500	$9,450	8,487,456	$84,875	$3,815,795	$(3,450,924)	$459,196

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2011 - (Continued)

							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	Issued	Par	Issued	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2009	94,500	$9,450	8,487,456	$84,875	$3,815,795	$(3,450,924)	$459,196
Issuance of subsidiary preferred stock at $5 per share	5,000	500	-	-	24,500	-	25,000
Issuance of common stock awards to
directors at $.01 per share	-	-	252,777	2,527	-	-	2,527
Issuance of common stock for services
at $.01 per share	-	-	120,000	1,200	-	-	1,200
Issuance of common stock for oil and gas
interests, reduced to related party basis,
at $.001 per share	-	-	13,500,000	135,000	(125,100)	-	9,900
Reduction to paid-in-capital for
difference between net profit interest
consideration and related party basis	-	-	-	-	(86,054)	-	(86,054)
Net income for 2010	-	-	-	-	-	188,427	188,427
Balance at December 31, 2010	99,500	9,950	22,360,233	223,602	3,629,141	(3,262,497)	600,196
Net loss for 2011	-	-	-	-	-	(34,107)	(34,107)
Balance at December 31, 2011	99,500	$9,950	22,360,233	$223,602	$3,629,141	$(3,296,604)	$566,089

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2011

			Cumulative
			Since
			Re-enterimg
			Development
	For the Year		Stage
	Ended December 31,		January 1,
	2011	2010	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,107)	$188,427	$51,395
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation, depletion and amortization	1,102	268	5,132
Net change in fair value measurement	-	(195,221)	(262,760)
Gain from extinguishment of debt	-	-	(145,340)
Gain from sale of investment	-	(24,750)	(101,331)
Note issued for settlement expenses	-	-	20,000
Common stock issued for services	-	3,728	46,700
Common stock issued in legal settlement	-	-	14,000
Decrease in settlements and note receivable	-	-	4,800
Decrease in other assets	-	-	1,967
Increase in allowance for uncollectible settlements	-	-	79,892
(Increase) decrease in accounts receivable	(39)	(2,046)	(2,085)
Increase (decrease) in accounts payable	(1,610)	1,640	33,967
Increase (decrease) in accrued expenses	9,444	-	9,444
Increase (decrease) in accrued interest payable	(366)	453	25,089
Net Cash Used In Operating Activities	(25,576)	(27,501)	(219,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	-	-	(350,000)
Capital expenditures for oil and gas interests	(32,614)	(10,000)	(42,614)
Capital expenditures for equipment	-	(1,656)	(1,656)
Proceeds from sale of investments	78,000	39,600	217,600
Net Cash Provided (Used) In Investing Activities	45,386	27,944	(176,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	13,170	-	123,225
Proceeds from sale of preferred stock	-	25,000	427,500
Proceeds from note payable - stockholder	-	-	20,000
Repayments of notes payable - related party	(48,470)	(5,950)	(165,625)
Net Cash Provided (Used) In Financing Activities	(35,300)	19,050	405,100

Net Increase (Decrease) in Cash	(15,490)	19,493	9,300
Cash At Beginning Of Period	24,790	5,297	-
Cash At End of Period	$9,300	$24,790	$9,300

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2011 - (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
			Cumulative
			Since
			Re-enterimg
			Development
	For the Year		Stage
	Ended December 31,		January 1,
	2011	2010	1999

Issuance of common stock upon conversion of notes payable	$-	$-	$193,840

Common stock issued for oil and gas interests	$-	$135,000	$135,000

Cancellation of note payable for oil and gas interests	$-	$(70,000)	$(70,000)

Note payable as partial consideration for oil and gas interests	$-	$81,750	$81,750

Oil and gas assets acquired	$-	$80,795	$80,795

Asset retirement obligation	$-	$5,200	$5,200

Note receivable as partial consideration for purchase of
preferred stock	$-	$-	$70,000

Repayment of note payable transferred directly
to MacuCLEAR upon sale to GHI, Ltd.	$-	$-	$(150,000)

Partial sale of MacuCLEAR holdings to GHI, Ltd.	$-	$-	$148,500

Issuance of common stock upon MacuCLEAR sale
to GHI, Ltd.	$-	$-	$1,500

Common stock returned in failed consideration and
debt settlement	$-	$-	$510,960

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

Nature of Operations

During the third quarter of 2010, Regent restructured its management team and focused its core business objectives and strategy on energy development. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties. Our results of operations and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global supply and demand for oil and natural gas, market uncertainties, weather conditions, domestic governmental regulations and taxes, political and economic conditions in oil producing countries, price and availability of alternative fuels, and overall domestic and foreign economic conditions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

Estimates and Assumptions

The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for all periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The accounting policies most affected by management's estimates and assumptions are provisions for depreciation, depletion and amortization, estimates of proved reserves, impairment of long-lived assets based on estimates of future net cash flows, and asset retirement obligations based on estimates regarding timing and cost of future asset retirements.

Consolidation Principles

The consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for all periods presented and include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

Fiscal Year

The Company's fiscal year ends on December 31. All references to 2011 and 2010 mean the fiscal years ended December 31, 2011 and 2010 unless the context otherwise indicates.

Oil and Gas Properties

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and gas reserves. Estimates of our proved reserves as of December 31, 2011 were prepared by a third party engineering firm.

Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are grouped by major prospect area where individual property costs are not significant and are assessed individually when individual costs are significant. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects.

Valuation of Property and Equipment

Our long-lived assets, including proved oil and gas properties, including equipment, are assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure.

The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially.

Furniture and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over estimated useful lives ranging from 3 to 5 years for office furniture and other equipment.

Revenue Recognition

Revenues associated with sales of crude oil, natural gas, natural gas liquids and petroleum products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry. Regent NRCo's net profit production interest is accrued monthly as reported by the operator.

Accounts Receivable

We recognize revenue for our production when the quantities are delivered to or collected by the respective purchaser. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in marketing expense. Accrued revenue is reported under accounts receivable.

Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with federal, state and local laws. We account for asset retirement obligations based on the guidance of ASC No. 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which addresses the required accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of an asset's retirement obligation be recorded as a liability in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. Periodic accretion of discount of the estimated liability is treated as accretion expense in the consolidated statements of operations.

Income Taxes

We utilize the asset and liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

Cash and Cash Equivalents

We consider all cash and highly liquid investments with original maturities of three months or less to be cash equivalents

Fair Value Measurements

In accordance with the requirements of ASC No. 820, "Fair Value Measurements and Disclosures" ("ASC 820"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable and note receivable also approximate fair value based on the terms of these instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 -

Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

Level 3 -

Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. The carrying value of our investment in MacuCLEAR Preferred Stock receives Level 3 Fair Value Measurement under ASC 820. None of these financial instruments are held for trading purposes (see Note 6).

Stock-Based Compensation

We account for equity based compensation under the provisions of ASC No. 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718 with no forfeitures.

Net Income (Loss) per Common Share

Earnings (loss) per common share is calculated under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2011 and 2010, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). This ASU requires entities to report items of other comprehensive income on either part of a single contiguous statement of comprehensive income or in a separate statement of comprehensive income immediately following the statement of income. In December, 2011, the FASB issued an update to this pronouncement, ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. While early adoption is permitted, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Presently, we do not have any transactions which require the reporting of comprehensive income; therefore, we do not anticipate any immediate impact from this pronouncement.

In December 2011 the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Application of the ASU is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. At that time we will make the necessary disclosures.

Note 3. GOING CONCERN UNCERTAINTIES

As of the date of this 2011 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net are comprised of the following for the periods ended December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
Unproved Oil and Gas Properties (1)	$3,080	$3,080
Proved Oil and Gas Properties (1) (2) (3)	114,634	82,020
Net Profits Production Interest (1)	5,695	5,695
Furniture and Equipment	12,649	12,649
	136,058	103,444
Accumulated Depreciation, Depletion and Amortization	(12,363)	(11,261)
	$123,695	$92,183

(1) The oil and gas assets and the net profits interest acquired as of December 31, 2010, were acquired from related parties (Note 12), and were recorded at the basis of the related parties in the amount of $85,595 as the capitalized costs.

(2) The full cost capitalized costs for 2011 were increased by $32,614 for an oil and gas flow line and well equipment related to the workover of oil and gas interests acquired in 2010.

(3) The capitalized costs include $5,200 for asset retirement obligation.

Note 5. ACQUISITIONS

Oil and Gas Properties

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. In addition, Regent NRCo received a $2,000 payment, all as part of the agreement assigned to Regent NRCo in the Transfer Agreement executed with SIG Partners, LC ("SIG"), a related party of the CEO of the Company and operator of the transferred interests (see Note 12). The Transfer Agreement was dated September 29, 2010, and is incorporated herein by reference to the Company's Report on Form 10-K for 2010. The assignments under the Transfer Agreement also conveyed to the Regent NRCo a 100% working interest and 75% net revenue interest in proved undeveloped oil and gas reserves (see Note 4). The Transfer Agreement includes an option to acquire operations from SIG and the related equipment and disposal well for the market value of the well and equipment.

Net Profits Production Interest

On December 30, 2010, Regent NRCo acquired a 50% net profits production interest ("NPI") from SIG with an effective date of December 1, 2010. Regent NRCo does not participate in the additional expenses of the property including liability for asset retirement costs. The acquisition covers the net profits from proved developed reserves under the operation of SIG. The consideration was $91,750 with $10,000 paid at closing and the balance paid under a promissory note (see Note 8). The NPI provided revenue of $25,689 and $2,046 for the years ended December 31, 2011 and 2010, respectively. The NPI was recorded at the basis of SIG at $5,695.

Note 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted ASC 820 which defines fair value and the framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The

Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process. We used the following fair value measurements for certain of our assets and liabilities during the years ended December 31, 2011 and 2010:

Level 3 Classification: MacuCLEAR Preferred Stock

As of December 31, 2011, the Company's subsidiary, Regent NRCo, held 116,628 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of subsidiary Preferred Stock. Under the process defined for Level 3 assets, the Company has determined the fair value for the MacuCLEAR Preferred Stock held directly changed to $12.00 per share at December 31, 2011 based on new sales of MacuCLEAR Series A-1 Preferred Stock for $12.00 per share in October 2010 and throughout 2011. The Series A-1 Preferred Stock has the same designations as the Series A Preferred Stock held by the Company. The fair value of the Company's beneficial holdings have not been increased beyond the original cost of $2.595 per share.

The following tables present the fair value measurement of the holdings of MacuCLEAR Preferred Stock, beneficial and direct, as of December 31, 2011 and 2010:

	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3
MacuCLEAR Preferred Stock at fair value	$-	$-	$497,992

December 31, 2010
MacuCLEAR Preferred Stock at fair value	$-	$-	$575,992

The Company disposed of 6,500 shares in 2011 and 3,300 shares in 2010 of its holdings of MacuCLEAR Preferred Stock following conversion to common shares at the price of $12.00 per share. Sales were made to existing shareholders of Regent NRCo, including related parties. The following table sets forth a reconciliation of changes in the fair value of the financial assets attributable to the subsidiary's direct ownership of MacuCLEAR Preferred Stock classified as Level 3 in the fair value hierarchy for the twelve months ended December 31, 2011 and 2010:

	2011	2010
Balance at beginning of year	$575,992	$395,621
Realized gain/(loss)	61,132	24,750
Change in unrealized appreciation/(depreciation)	(61,132)	204,525
Net purchase/sales	(78,000)	(39,600)
Net transfers in and/or out of Level 3	-	(9,304)
Balance at end of year	$497,992	$575,992

Note 7. ASSET RETIREMENT OBLIGATIONS

The amount of $5,200 was estimated as the retirement obligation for the working interest associated with the oil and gas property transfer on September 29, 2010. There was no accretion amount for the period ended December 31, 2011 because the oil and gas property acquired is under re-completion and is expected to be in production during the 2nd Quarter, 2012. There is no retirement obligation under the ownership of the net profits production interest acquired in 2010.

Note 8. NOTES PAYABLE

Pursuant to the net profits production interest acquisition in December 2010, Regent NRCo executed a promissory note for $81,750 payable to SIG Partners, LC, a related party (see Note 12). The interest rate on the note is 7% with principal payments of $3,400 per month due beginning February 2011. As of the filing of this report, the payments are current and there was a principal balance outstanding of $44,350 at December 31, 2011. The promissory note is secured by the interest conveyed.

Beginning in 2005, the Company has borrowed various amounts for general corporate purposes under promissory notes to NR Partners, a related party (see Note 12). During 2011, the Company repaid principal of $11,070 plus interest and borrowed an additional $13,170. The outstanding amount of $5,000 owed to NR Partners bears interest at the rate of 5% per annum and is due upon demand.

Note 9. STOCK-BASED COMPENSATION

In December 2007, Regent entered into restricted common stock award agreements with its directors under which it may be required to issue up to 2,000,000 shares of common stock, 500,000 shares to four directors. The restricted stock awards vested over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President in 2007 and the same amount to the remaining Directors through 2010. We have valued all grants at par value for book purposes and market value for tax purposes. We elected not to use market value for book purposes since the market value was less than par. In addition, for the periods ended 2009 and 2008, the President was awarded stock grant awards for merit at 1,000,000 restricted common shares each year. During 2010, we granted 120,000 restricted common shares for accounting services to a third party. The Company recognized the amounts of $0 and $3,727as stock-based compensation expense for the fiscal periods ended 2011 and 2010, respectively, all recorded at the par value of the amount of stock issued.

Note 10. CAPITAL STRUCTURE DISCLOSURES

Common and Preferred Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 22,360,233 shares of common stock outstanding which amount represents no change from the period ended December 31, 2010.

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

Note 11. INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2011 the Company had a deferred tax asset totaling approximately $307,000, which relates to the Company's cumulative net operating loss carry forward totaling approximately $903,000 which will expire through 2031. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2011 and 2010 and for the period January 1, 1999 through December 31, 2011 is as follows:

	Year ended December 31,
	2011	2010
Tax benefit (expense) computed at statutory rate	$11,597	$(64,065)
State income taxes	-	-
Expiration of NOL carryforward, net of utilization	(964)	(17,935)
Increase (decrease) in valuation allowance	(10,633)	82,000
	$-	$-

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2011, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forward	$307,176	$333,243
Less valuation allowance	(234,413)	(245,046)
	72,763	88,197

Deferred tax liabilities:
Unrealized gain on investments	72,763	88,197
	$-	$-

Note 12. RELATED PARTY TRANSACTIONS

Property Acquisitions

On September 29, 2010, Regent RNCo executed a Property Transfer Agreement (the "Transfer Agreement") with SIG Partners, LC ("SIG") and Mr. Nelson, CEO and Chairman of the Registrant (see Note 5). The consideration for the transfer of oil and gas interests was the forgiveness of a $70,000 note payable and 13,500,000 shares of restricted common stock of the Company. After the consummation of the agreement, Mr. Nelson controlled approximately 80% of the outstanding common stock of the Registrant.

On December 30, 2010, Regent RNCo purchased a 50% net profits interest from SIG Partners, a related party of the CEO, in producing leaseholds located in Hill County, Texas. The consideration was $91,750, with $10,000 paid upon execution and the balance payable under a promissory note for $81,750. The Transfer Agreement includes an option to acquire operations from SIG and the related equipment and disposal well for the market value of the equipment and well.

Stock Sales

During 2010, the Subsidiary completed the sale of 5,000 shares of its subsidiary Preferred Stock for $5.00 per share to the spouse of the CEO. In addition, the Company's subsidiary sold 3,300 shares of MacuCLEAR common stock to the spouse of the CEO at $12.00 per share.

During 2011, the Subsidiary completed three sales of its direct holdings of its MacuCLEAR stock at $12 per share. Two sales for a total of 3,500 shares were made to a qualified fund controlled by the spouse of the CEO. The sale of 3,000 shares was made to a preferred shareholder of the Subsidiary. The share price for each sale was based on sales of comparable securities to new investors in MacuCLEAR Preferred Stock during 2011.

Notes and Accounts Payable

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the CEO as a partner and director Dr. David Ramsour as a partner. The total NR Partners amount due and payable totaled $5,000 and $2,900 for the years ended December 31, 2011 and 2010, respectively. The promissory note is an unsecured demand note and pays interest at 5% per annum.

In connection with the net profits production interest acquisition in December 2010, the Company's subsidiary executed a promissory note for $81,750 to SIG Partners, LC. The interest rate on the note is 7% per annum. The promissory note is secured by the interest conveyed. As of the date of this filing, the monthly payments have been paid when due and the note had a principal balance of $44,350 at December 31, 2011.

In addition, the Company's subsidiary has accrued liabilities of $9,444 to SIG, the operator of our oil and gas interests, for capital expenditures attributable to our oil and gas interests. This amount includes $5,700 for consulting services performed by SIG.

Note 13. COMMITMENTS AND CONTINGENCIES

None.

Note 14. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2011 and have determined that the only event or transaction which has occurred that would require recognition is the sale of 1,725 shares of common stock of MacuCLEAR to a qualified fund controlled by the CEO. The sale occurred in January 2012 and the shares were sold for $12.00 per share to raise funds for general corporate purposes.

Note 15. OIL AND GAS RESERVE INFORMATION (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the SEC and the FASB. All of our reserves are located in the United States. For information about our results of operations from oil and gas activities, see the accompanying consolidated statements of operations and income (loss). We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the years ended December 31, 2011 and 2010.

	Crude Oil	Natural Gas
	Bbls	Mof
Quantities of Proved Reserves:
Balance December 31, 2009	-	-
Acquired properties	70,446	-
Production	(51)	-
Balance December 31, 2010	70,395	-
Acquired properties	-	-
Revisions	1,540	-
Production	(1,365)	-
Balance December 31, 2011	70,570	-

Proved Developed Reserves, Included Above:
Balance December 31, 2010	8,865	-
Balance December 31, 2011	8,040	-

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated oil and gas future prices, the probability of recoveries in excess of the existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmatic average of the first-day-of-the-month price for the periods presented, as adjusted by lease for transportation fees and regional price differentials. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. The future income tax costs give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves.

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2011 and 2010 was as follows:

	2011	2010
Future cash inflows	$5,002,000	$4,639,000
Future development costs	(228,000)	(203,000)
Future production costs	(825,000)	(826,000)
Future net cash flow before Federal income tax	3,949,000	3,610,000
Future income taxes	(667,000)	(618,000)
Future net cash flows	3,283,000	2,992,000
Effect of 10% annual discounting	(1,444,000)	(1,275,000)
Standardized measure of discounted net cash flows	$1,839,000	$1,717,000

The changes in standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2011 and 2010 were as follows:

The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period. The average prices used for oil for the years ended December 31, 2011and 2010 were $88.06 and $71.58, respectively.

	2011	2010
Standardized measure, beginning of the year	$1,717,000	$-
Net changes in sales prices, net of production costs	73,600	-
Revisions of quantity estimates	-	-
Accretion of discount	-	-
Changes in furture development costs, including
development costs incurred that reduced future
development costs	25,000	-
Changes in timing and other	-	-
Net change in income taxes	49,000	-
Future abandonment cost, net of salvage	-	-
Extensions and discoveries	-	-
Sales, net of production costs	(25,600)	(2,000)
Purchases of minerals-in-place	-	1,719,000
Sales of minerals-in-place	-	-
Standardized measure, end of year	$1,839,000	$1,717,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regent is a development stage company with nominal revenues and during the period covered by this annual report, our senior management had responsibility for our internal controls and procedures over our financial reporting. Regent's senior management, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act of 1934) as of the end of the period covered by this report. As a result, the chief financial officer has concluded that the evaluation of such controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the Company's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control-Integrated. Based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The Executive Officers and Directors of the Company and their respective ages as of December 31, 2011 are as follows:

Name	Age	Director Since	Position
David A. Nelson	63	June, 2003	Chairman, CEO
Philip G. Ralston	66	June, 2007	Director
David L. Ramsour	71	June, 2007	Secretary, Director

David A. Nelson, Chairman, President and CEO, is a member of the Texas Alliance of Energy Producers, the Oilfield Christian Fellowship, the Texas Bar Association, and has been a licensed attorney in Texas since 1978. His 25 years of oil and gas experience includes managing oil and gas production and gas gathering systems in Texas, Oklahoma and Louisiana and serving as President of two publicly traded oil and gas companies. He started his professional career with Republic National Bank of Dallas in 1971 where he served as a Vice President in the Metropolitan Lending Division. In 1983, he became Corporate Counsel for Richardson Energy Corporation and in 1984 formed a private oil and gas company. From January 1999 to September 2001, Mr. Nelson was Sr. Vice President of Baptist Foundation of Texas and President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company. In 2002, he initiated management of private equity investments including oil and gas operations. In 2011, he was recognized for his work as the Founding Director of MacuCLEAR, Inc., an ophthalmic drug development company. Mr. Nelson holds various investment fiduciary designations and NASD licenses. He is a graduate of Baylor University with BA and JD degrees and a Master of Computing Sciences from Texas A & M University.

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

David L. Ramsour, PhD, has served as a financial and economic strategist for the past 35 years. He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares. Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist. At the Bank of Hawaii, Dr. Ramsour headed the Bank's division assessing Fed policy, rates and credit and investment conditions in the US, Europe, Asia and the Pacific, and provided portfolio, market and project feasibility counsel for the Bank and its clients. Dr. Ramsour left Bancorp Hawaii in 1995 to begin work on behalf of the Governor of Guam in the development of an extensive industrial restructuring. Over the ensuing years, he has worked as a consultant to a great number of US, Pacific and Asian corporateand government enterprises and has spoken to international conferences there and in Europe. Dr. Ramsour also served on various task forces and policy committees including three-terms as a member of the American Bankers Association Council of Economic Advisors in Washington, DC. Dr. Ramsour is a graduate of Baylor University with a Bachelor and Master's degree and received his PhD in international finance from the University of Texas at Dallas.

Section 16(A) Beneficial Ownership Reporting Compliance

During the 2011 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

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

OFFICER SUMMARY COMPENSATION TABLE
							Change
							in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)	($)
David A. Nelson	2011	-	-	-	-	-	-	-	-
Chairman and Chief	2010	-	-	-	-	-	-	-	-
Executive Officer

David L. Ramsour	2011	-	-	-	-	-	-	-	-
Secretary	2010	-	-	-	-	-	-	-	-

DIRECTORS' COMPENSATION TABLE
		Fees
		Earned or		Non-equity	Incentive
		Paid in	Stock	Option	Plan	All Other
Name and		Cash	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($)	($)	($)	($)
David A. Nelson	2011	-	-	N/A	N/A	N/A	N/A
	2010	-	-	N/A	N/A	N/A	N/A

David L. Ramsour	2011	-	-	N/A	N/A	N/A	-
	2010	-	833	N/A	N/A	N/A	833

Philip G. Ralston	2011	-	-	N/A	N/A	N/A	-
	2010	-	694	N/A	N/A	N/A	694

Douglas R. Baum	2011	-	-	N/A	N/A	N/A	-
	2010	-	1,000	N/A	N/A	N/A	1,000

_______

(1) The common stock grants were valued at $.01 per share. See Note 9 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2011, there are 22,360,333 shares of Common Stock issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown. Beneficial ownership is used as defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934.

	Name of	Beneficial Ownership	Percent
Title	Beneficial Owner (1)	Number of shares (2)	of Class
Chairman/CEO	David A. Nelson	17,965,798	80.3%
Director	Philip G. Ralston	500,000	2.2%
Secretary/Director	David L. Ramsour	500,000	2.2%
Director-Subsidiary	Douglas R. Baum	500,000	2.2%
All Officers and Directors
As a group (3)		19,465,798	87.1%	(4)

_______

(1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.

(2) This figure includes the shares of the officers and directors. There are no outstanding options or warrants as of the date of the filing of this report.

(3) Total number of shares and percent ownership includes all directors and officers as of March 29, 2011.

(4) No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or as a material interest adverse to the Company.

Changes in control

The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the third quarter of the period ended December 31, 2010, the Company and the Subsidiary completed two acquisition transactions with the CEO. See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

During the third and fourth quarters for the period ended December 31, 2011, the Subsidiary completed the sales shares of stock of its investment in MacuCLEAR, Inc. to the CEO and the spouse of the CEO. See Note 12 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 14. Principal Accounting Fees and Services

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

	2011	2010
1. Audit fees	$18,000	$17,965
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

_________

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

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this report:

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2011 and the period from January 1, 1999 through December 31, 2011
Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 1, 1999 through December 31, 2011
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2011 and the period from January 1, 1999 through December 31, 2011
Notes to Consolidated Financial Statements

2. Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

48

3. Exhibits.

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

10.3	NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010; incorporated by reference from the Registrant's report on Form 10-K filed on March 30, 2011.
21.1	List of subsidiaries - Regent Natural Resources Co.
23.1	Consent of RCM Engineering, Inc.#
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 #
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 #
99.1	Independent Engineer Reserve Report for the year ended December 31, 2011 prepared by RCM Engineering, Inc.#
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______
#	Filed Herewith
*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REGENT TECHNOLOGIES, INC.
(Registrant)
Dated: April 10, 2012
By: /s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)