Form 10-Q
period 2012-03-31
REGENT TECHNOLOGIES INC
filed 2012-05-14
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q
___________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the issuer's only class of common stock as of May 14, 2012 was 22,360,233.

REGENT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements:

Consolidated Balance Sheets (Unaudited) at March 31, 2012 and December 31, 2011 (Audited)	2

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and for the Period from Inception (January 1, 1999) through March 31, 2012	3

Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2012 and 2011 and for the Period from Inception (January 1, 1999) through March 31, 2012	4

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Changes in Securities	15

Item 3. Defaults Under Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURE	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash in bank	$13,219	$9,300
Accounts receivable	1,500	2,085
Total current assets	14,719	11,385

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	115,388	114,634
Net profits production interest	4,762	4,940
Equipment and other fixed assets	954	1,041
Total property and equipment, net	124,184	123,695

Investment (Note 4)	477,381	497,992
TOTAL ASSETS	$616,284	$633,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$579	$2,637
Notes payable - related parties	34,300	45,800
Accrued interest payable	203	352
Accrued liabilities	10,664	9,444
Total current liabilities	45,746	58,233

Note payable - related parties, less current portion	-	3,550
Asset retirement obligation	5,200	5,200
Total liabilities	50,946	66,983

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.10 par value, 1,000,000 shares authorized,
99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued
and outstanding, Registrant	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 22,360,233 shares
issued and outstanding	223,602	223,602
Paid-in capital in excess of par	3,629,141	3,629,141
Accumulated deficit (including $50,643 and $51,502, respectively, of earnings
accumulated since reentering the development stage)	(3,297,355)	(3,296,604)
	565,338	566,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$616,284	$633,072

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH MARCH 31, 2012
(UNAUDITED)

			Cumulative
			Since
			Re-enterimg
			Development
	For the Three Months Ended		Stage
	March 31,		January 1,
	2012	2011	1999

Revenues	$5,206	$6,521	$32,941

Operating expenses:
General and administrative	4,983	10,907	406,103
Depletion expense	179		933
Depreciation expense	87	87	703

Operating loss	(43)	(4,473)	(374,798)

Other income and (expense):
Net change in fair value measurement	-	-	262,760
Gain from extinguishment of debt	-	-	145,340
Gain from sale of investment	-	-	101,331
Stock grant expense	-		(41,700)
Interest, net	(709)	(906)	(42,290)

Total other income (expense)	(709)	(906)	425,441

Income (loss) before income taxes	(752)	(5,379)	50,643

Provisions for income taxes	-	-	-

Net income (loss)	$(752)	$(5,379)	$50,643

Net income (loss) per common share
(basic and diluted)	$(0.00)	$(0.00)

Weighted average shares
outstanding	22,360,233	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH MARCH 31, 2012
(UNAUDITED)

			Cumulative
			Since
			Re-enterimg
			Development
	For the Three Months		Stage
	Ended March 31,		January 1,
	2012	2011	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(752)	$(5,379)	$50,643
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	87	87	4,465
Depletion	179	-	933
Net change in fair value measurement	-	-	(262,760)
Gain from extinguishment of debt	-	-	(145,340)
Gain from sale of investment	-	-	(101,331)
Note issued for settlement expenses	-	-	20,000
Common stock issued for services	-	-	46,700
Common stock issued in legal settlement	-	-	14,000
Decrease in settlements and note receivable	-	-	4,800
Decrease in other assets	-	-	1,967
Increase in allowance for uncollectible settlements	-	-	79,892
(Increase) decrease in accounts receivable	585	(676)	(1,500)
Increase (decrease) in accounts payable	(2,058)	(2,794)	31,909
Increase (decrease) in accrued expenses	1,220	-	10,664
Increase (decrease) in interest payable	(149)	(718)	24,940
Net Cash Used In Operating Activities	(888)	(9,480)	(220,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	-	-	(350,000)
Capital expenditures for oil and gas interests	(754)	-	(43,368)
Capital expenditures for equipment	-	-	(1,656)
Proceeds from sale of investments	20,611	-	238,211
Net Cash Provided (Used) In Investing Activities	19,857	-	(156,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	-	123,225
Proceeds from sale of preferred stock	-	-	427,500
Proceeds from note payable - stockholder	-	-	20,000
Repayments of notes payable - related party	(15,050)	(9,700)	(180,675)
Net Cash Provided (Used) In Financing Activities	(15,050)	(9,700)	390,050

Net Increase (Decrease) in Cash	3,919	(19,180)	13,219
Cash At Beginning Of Period	9,300	24,790	-
Cash At End of Period	$13,219	$5,610	$13,219

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH MARCH 31, 2012 - (Continued)
(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

			Cumulative
			Since
			Re-enterimg
			Development
	For the Three Months		Stage
	Ended March 31,		January 1,
	2012	2011	1999

Issuance of common stock upon conversion of notes payable	$-	$-	$193,840

Common stock issued for oil and gas interests	$-	$-	$135,000

Cancellation of note payable for oil and gas interests	$-	$-	$(70,000)

Note payable as partial consideration for oil and gas interests	$-	$-	$81,750

Oil and gas assets acquired	$-	$-	$80,795

Asset retirement obligation	$-	$-	$5,200

Note receivable as partial consideration for purchase of
preferred stock	$-	$-	$70,000

Repayment of note payable transferred directly
to MacuCLEAR upon sale to GHI, Ltd.	$-	$-	$(150,000)

Partial sale of MacuCLEAR holdings to GHI, Ltd.	$-	$-	$148,500

Issuance of common stock upon MacuCLEAR sale
to GHI, Ltd.	$-	$-	$1,500

Common stock returned in failed consideration and
debt settlement	$-	$-	$510,960

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

Nature of Operations

During the third quarter of 2010, Regent restructured its management team and focused its core business objectives and strategy on energy development. The Company's subsidiary (the "Subsidiary") was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties. Our results of operations and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global supply and demand for oil and natural gas, market uncertainties, weather conditions, domestic governmental regulations and taxes, political and economic conditions in oil producing countries, price and availability of alternative fuels, and overall domestic and foreign economic conditions.

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

These unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly our financial position as of, and results of operations for, the periods presented.　　These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America.　　Interim period results are not necessarily indicative of results of operations or cash flows for a full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2011 Form 10-K have been omitted.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company's financial condition and results of operations. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected, could have a material impact on our results of operations or financial condition.

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

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 2 to the consolidated financial statements of the 2011 Form 10-K. In management's opinion, the accounting policies and estimates presented in the 2011 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited report on Form 10-K for the period ended December 31, 2011, which was previously filed with the Securities and Exchange Commission. There were other accounting standards and interpretations issued in 2010 and 2011, all of which have been determined to not be applicable or significant by management and are not expected to have a material impact on the financial position, operations or cash flows.

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

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process. Cash, accounts payable, and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.

We used the following fair value measurements for certain of our assets and liabilities during the current period and for the year ended December 31, 2011:

Level 3 Classification: Investment - MacuCLEAR Preferred Stock

As of this quarterly filing, the Company's Subsidiary held 114,903 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of the Subsidiary's Preferred Stock. During this quarter, the Company's Subsidiary sold 1,725 shares of its holdings for $12.00 per share (see Note 8). Under the process defined for Level 3 assets, the Company has determined the fair value for the MacuCLEAR Preferred Stock to be $12.00 per share based on new sales by MacuCLEAR of Series A-1 Preferred Stock for $12.00 per share throughout 2011. The Series A-1 Preferred Stock has the same designations as the Series A Preferred Stock held by the Company. The Company's beneficial holdings have not been increased beyond the original cost of $2.595 per share.

The following tables present the fair value measurement of the holdings of MacuCLEAR Preferred Stock, beneficial and direct, as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements Using
March 31, 2012	Level 1	Level 2	Level 3
MacuCLEAR Preferred Stock at fair value	$-	$-	$477,381

December 31, 2011
MacuCLEAR Preferred Stock at fair value	$-	$-	$497,992

Note 5. OIL AND GAS ASSETS

Property and Equipment

Property and equipment, net are comprised for the periods indicated as follows:

	March 31, 2012	December 31, 2011
Unproved Oil and Gas Properties (1)	$3,080	$3,080
Proved Oil and Gas Properties (1) (2) (3)	115,388	114,634
Net Profits Production Interest (1)	5,695	5,695
Furniture and Equipment	12,649	12,649
	136,812	136,058
Accumulated Depreciation, Depletion and Amortization	(12,628)	(12,363)
	$124,184	$123,695

(1) Because the oil and gas assets and the net profits interest were acquired from related parties (Note 8), the properties were recorded at the basis of the related parties in the amount of $85,595 as the capitalized costs.

(2) The full cost capitalized costs for 2012 and 2011 were increased by $754 and $32,614, respectively, for the construction of an oil and gas flow line and the acquisition and installation of well equipment related to the oil and gas interests acquired in 2010.

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

Note 6. NOTES PAYABLE

Pursuant to the net profits production interest acquisition in December 2010, Regent NRCo executed a promissory note for $81,750 payable to SIG Partners, LC, a related party (see Note 8). The interest rate on the note is 7% with principal payments of $3,400 per month due beginning February 2011. As of the filing of this report, the payments are current and there was a principal balance outstanding of $29,300 at March 31, 2012. The promissory note is secured by the interest conveyed.

Beginning in 2005, the Company has borrowed various amounts for general corporate purposes under promissory notes to NR Partners, a related party (see Note 8). During 2011, the Company repaid principal of $11,070 plus interest and borrowed an additional $13,170. The outstanding amount of $5,000 owed to NR Partners at the end of the current period bears interest at the rate of 5% per annum and is due upon demand.

Note 7. STOCKHOLDERS' EQUITY

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

Note 8. RELATED PARTY TRANSACTIONS

Property Acquisitions

On September 29, 2010, Regent RNCo executed a Property Transfer Agreement (the "Transfer Agreement") with related party SIG Partners, LC ("SIG") and Mr. Nelson, CEO and Chairman of the Registrant (see Note 5). The consideration for the transfer of oil and gas interests was the forgiveness of a $70,000 note payable and 13,500,000 shares of restricted common stock of the Company. After the consummation of the agreement, Mr. Nelson controlled approximately 80% of the outstanding common stock of the Registrant.

On December 30, 2010, Regent RNCo purchased a 50% net profits interest from SIG in producing leaseholds located in Hill County, Texas. The consideration was $91,750, with $10,000 paid upon execution and the balance payable under a promissory note for $81,750. The Transfer Agreement includes an option to acquire operations from SIG and the related equipment and disposal well for the market value of the equipment and well.

Stock Sales

During 2011, the Subsidiary completed three sales of MacuCLEAR common stock at $12 per share. Two sales for a total of 3,500 shares were made to a qualified fund controlled by the spouse of the CEO. The sale of 3,000 shares was made to a preferred shareholder of the Subsidiary. The share price for each sale was based on sales of comparable securities to new investors in MacuCLEAR Preferred Stock during 2011. During the current period, the Subsidiary completed a sale of 1,725 shares of MacuCLEAR common stock at $12 per share to a qualified fund controlled by the CEO.

Notes and Accounts Payable

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the CEO and director Dr. David Ramsour. For the current period, the promissory note is an unsecured demand note in the principal amount of $5,000 and pays interest at 5% per annum.

In connection with the net profits production interest acquisition in December 2010, the Subsidiary executed a promissory note for $81,750 to SIG Partners, LC. The interest rate on the note is 7% per annum. The promissory note is secured by the interest conveyed. As of the date of this filing, the monthly payments have been paid when due.

In addition, the Subsidiary has accrued liabilities of $10,644 to SIG, the operator of our oil and gas interests, for capital expenditures attributable to our oil and gas interests. This amount includes $5,700 for consulting services performed by SIG.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. COMMITMENTS AND CONTINGENCIES

None

Note 10. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance sheet date of March 31, 2012 and have determined that the only event or transaction which has occurred that would require recognition is the pending sale of 7,000 shares of the Subsidiary's direct holdings of MacuCLEAR preferred stock at $12.00 per share to unrelated third party individuals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission ("SEC"). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, "Item 1A - Risk Factors" and other cautionary statements in our Form 10-K for 2011, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission ("SEC"), and (3) other announcements we make from time to time. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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
  regulatory and environmental risks associated with drilling and production activities; and
  the other risks described in this Form 10-Q and in our Form-K for 2011.

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

Reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm RCM Engineering, Inc. of Dallas, Texas ("RCM"), has estimated our oil and gas reserves and the present value of future net revenues there from as of December 31, 2011. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2011. The following table sets forth our estimated proved reserves based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K. Please read "Item 1A. Risk Factors -- Our estimates are based on assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves". You should also read the notes following consolidated financial statements for the year ended December 31, 2011 in conjunction with the reserve estimates.

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

(2) The dollar amount is the present value, discounted at 10% per annum of the estimated future cash flows before income tax of our estimated proved reserves. The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January through December 2011, using $88.06 per bbl as adjusted for transportation fees and regional price differentials. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies.

Please read "Item 1A. Risk Factors - The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate.　 Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves" and please read the notes following the consolidated financial statements for the year ended December 31, 2011 in conjunction with the reserve estimates, both incorporated herein from the Registrant's Form 10-K for the　period ended December 31, 2011.

Production. Pursuant to the Regent NRCo oil and gas property acquisitions during the third and fourth quarters of 2010, we acquired 3 leases which cover 66 gross acres. We also acquired a 50% net profits interest which is the source of our oil and gas revenues for the current period. We are currently negotiating the acquisition of an additional 1,200 acres in Hill, Limestone and Van Zandt Counties with plans to drill 5 wells during 2012 and 2013. We continue to test the Austin Chalk formation in the wellbore on a lease acquired from SIG and during the current quarter, the operator made improvements to the well pumping equipment and re-drilled the open hole portion of the producing formation. The well was placed back on pump during April 2012 after pumping about 30 barrels during testing in the first quarter.

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

During the current quarterly period, the Company generated new cash of $20,611 from the sale of shares of its direct stock holdings in MacuCLEAR, Inc. As of March 31, 2012, the Company had total assets of $616,284 and total liabilities of $50,946, of which $34,300 is a promissory note for the 2010 net profits interest acquisition. We believe that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Results of Operations

The Company had oil and gas revenues for the quarterly periods ended March 31, 2012 and 2011 of $5,206 and $6,521, respectively. We improved our net loss to $752 for the three months ended March 31, 2012 compared to a loss of $5,379 for the same period in 2011. General and administrative expenses were $4,983 for the period ended March 31, 2012 compared to $10,907 for the same period in 2011. This difference was due to the Company's delay in filing its Form 10-K and the resulting delay in related expenses which were incurred in the first quarter of 2011.

Interest expense was $709 for the current quarter compared to interest expense of $906 for the same period in 2011 due to lower debt in 2012. The depreciation expense for the period was $87 and the depletion expense was $179.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2011.

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

Item 1A. Risk Factors.

The discussion in Part I, "Item 1A. Risk Factors." in the Company's 2011 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Dated: May 14, 2012

By: /s/ DAVID A. NELSON David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)