Form 10-Q
period 2012-06-30
REGENT TECHNOLOGIES INC
filed 2012-08-14
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q
___________________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the issuer's only class of common stock as of August 14, 2012 was 22,360,233.

REGENT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements:

Consolidated Balance Sheets (Unaudited) at June 30, 2012 and December 31, 2011 (Audited)	2

Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011 and for the Period from Inception (January 1, 1999) through June 30, 2012	3

Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2012 and 2011 and for the Period from Inception (January 1, 1999) through June 30, 2012	4

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Changes in Securities	16

Item 3. Defaults Under Senior Securities	16

Item 4. Mine Safety Disclosures	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURE	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash in bank	$27,217	$9,300
Oil and gas revenue receivable	4,050	2,085
Investments (Note 5)	145,536	-
Total current assets	176,803	11,385

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, accounted for using full cost method of accounting
Evaluated property	192,905	114,634
Unevaluated property	3,080	3,080
Net profits production interest	4,583	4,940
Equipment and other fixed assets	867	1,041
Total property and equipment, net	201,435	123,695

Investments (Note 5)	248,751	497,992
TOTAL ASSETS	$626,989	$633,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$531	$2,637
Notes payable - related parties	25,400	45,800
Accrued interest payable	479	352
Accrued liabilities - related parties	44,713	9,444
Total current liabilities	71,123	58,233

Note payable - related parties, less current portion	3,550	3,550
Asset retirement obligation	10,400	5,200
Total liabilities	85,073	66,983

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized,
99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued
and outstanding, Registrant	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 22,360,233 shares
issued and outstanding	223,602	223,602
Paid-in capital in excess of par	3,629,141	3,629,141
Accumulated deficit (including $27,222 and $51,395, respectively, of earnings
accumulated since reentering the development stage)	(3,320,777)	(3,296,604)
	541,916	566,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$626,989	$633,072

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH JUNE 30, 2012
(UNAUDITED)

					Cumulative
	For the	For the	For the	For the	Since
	Three	Three	Six	Six	Re-enterimg
	Months	Months	Months	Months	Development
	Ended	Ended	Ended	Ended	Stage
	June 30,	June 30,	June 30,	June 30,	January 1,
	2012	2011	2012	2011	1999

Revenues	$2,550	$8,911	$7,755	$14,918	$35,490

Operating expenses:
General and administrative	24,920	14,048	29,903	24,954	431,023
Depletion expense	179	-	358	-	1,112
Depreciation expense	87	87	174	174	790

Operating loss	(22,636)	(5,224)	(22,680)	(10,210)	(397,435)

Other income and (expense):
Net change in fair value measurement	-	-	-	-	262,760
Gain on extinguishment of debt	-	-	-	-	145,340
Gain on sale of investment	-	-	-	-	101,331
Stock grant expense	-	-	-	-	(41,700)
Interest, net	(785)	(1,664)	(1,493)	(2,571)	(43,074)

Total other income (expense)	(785)	(1,664)	(1,493)	(2,571)	424,657

Income (loss) from continuing operations
before income taxes	(23,421)	(6,888)	(24,173)	(12,781)	27,222

Provisions for income taxes	-	-	-	-	-

Net income (loss)	$(23,421)	$(6,888)	$(24,173)	$(12,781)	$27,222

Net income (loss) per common share
(basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	22,360,233	22,360,233	22,360,233	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH JUNE 30, 2012
(UNAUDITED)

			Cumulative
			Since
			Re-enterimg
			Development
	For the Six Months		Stage
	Ended June 30,		January 1,
	2012	2011	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,173)	$(12,781)	$27,222
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	174	174	4,552
Depletion	357	-	1,111
Gain (loss) from fair value measurement	-	-	(307,726)
Change in fair value measurement	-	-	44,966
Gain from extinguishment of debt	-	-	(145,340)
Gain from sale of investment	-	-	(101,331)
Note issued for settlement expenses	-	-	20,000
Common stock issued for services	-	-	46,700
Common stock issued in legal settlement	-	-	14,000
Decrease in settlements and note receivable	-	-	4,800
Decrease in other assets	-	-	1,967
Increase in allowance for uncollectible settlements	-	-	79,892
(Increase) decrease in accounts receivable	(1,965)	(162)	(4,050)
Increase (decrease) in accounts payable	(2,106)	461	31,861
Increase (decrease) in accrued liabilities	35,269	-	44,713
Increase (decrease) in accrued interest payable	127	(311)	25,216
Net Cash Provided (Used) In Operating Activities	7,683	(12,619)	(211,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	-	-	(350,000)
Capital expenditures for oil and gas interests	(73,071)	(5,000)	(115,685)
Capital expenditures for equipment	-	-	(1,656)
Proceeds from sale of investments	103,705	-	321,305
Net Cash Used In Investing Activities	30,634	(5,000)	(146,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	10,270	123,225
Proceeds from sale of Preferred Stock	-	-	427,500
Proceeds from note payable - stockholder	-	-	20,000
Repayments of notes payable	(20,400)	(17,000)	(186,025)
Net Cash Provided (Used) In Financing Activities	(20,400)	(6,730)	384,700

Net Increase (Decrease) in Cash	17,917	(24,349)	27,217
Cash At Beginning Of Period	9,300	24,790	-
Cash At End of Period	$27,217	$441	$27,217

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH JUNE 30, 2012 - (Continued)
(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

			Cumulative
			Since
			Re-enterimg
			Development
	For the Six Months		Stage
	Ended June 30,		January 1,
	2012	2011	1999
Issuance of common stock upon conversion of notes payable	$-	$-	$193,840

Common stock issued for oil and gas interests	$-	$-	$135,000

Cancellation of note payable for oil and gas interests	$-	$-	$(70,000)

Note payable as partial consideration for oil and gas interests	$-	$-	$81,750

Oil and gas assets acquired	$-	$-	$80,795

Asset retirement obligation	$5,200	$-	$10,400

Note receivable as partial consideration for purchase of
preferred stock	$-	$-	$70,000

Repayment of note payable transferred directly
to MacuCLEAR upon sale to GHI, Ltd.	$-	$-	$(150,000)

Partial sale of MacuCLEAR holdings to GHI, Ltd.	$-	$-	$148,500

Issuance of common stock upon MacuCLEAR sale
to GHI, Ltd.	$-	$-	$1,500

Common stock returned in failed consideration and
debt settlement	$-	$-	$510,960

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

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition

Oil and gas revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid. See Receivables below.

Oil and Gas Revenue Receivable

Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 days after the month of sale.

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

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in these consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. OIL AND GAS PROPERTIES

Property and Equipment

Property and equipment, net are comprised for the periods indicated as follows:

	June 30, 2012	December 31, 2011
Evaluated Oil and Gas Properties (1) (2) (3)	$192,905	$114,634
Unevaluated Oil and Gas Properties (1)	3,080	3,080
Net Profits Production Interest (1)	5,695	5,695
Furniture and Equipment	12,649	12,649
	214,329	136,058
Accumulated Depreciation, Depletion and Amortization	(12,894)	(12,363)
	$201,435	$123,695

(1) Because the oil and gas assets and the net profits interest were acquired from related parties (see Note 8), the properties were recorded at the basis of the related parties in the amount of $85,595 as the capitalized costs.

(2) The full cost capitalized costs for 2012 and 2011 were increased by $78,271 and $32,614, respectively, for the construction of oil and gas flow line and the acquisition and installation of oil production equipment related to the oil interests acquired in 2010. In the current period, the increase includes $31,153 for the acquisition of a disposal well and related pump equipment (see Note 8).

(3) The capitalized costs include $10,400 for asset retirement obligation.

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

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company increased the amount of our asset retirement obligations by $5,200 to account for the disposal well acquired during the current period. There was no amortization to the Company's asset retirement obligation for the current period because the amount is nominal.

Note 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted ASC 820 which defines fair value and the framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The fair value statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.

Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor. ASC 820 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

We used the following fair value measurements for certain of our assets and liabilities during the current period and for the year ended December 31, 2011:

Level 3 Classification: Investment - MacuCLEAR Preferred Stock

As of this quarterly filing, the Company's Subsidiary held 107,986 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of the Subsidiary's Preferred Stock and 12,128 shares are available for sale. During the six months ended June 30, 2012, the Company's Subsidiary sold 8,642 shares of its holdings for $12.00 per share. Under the process defined for Level 3 assets, the Company has determined the fair value for the MacuCLEAR Preferred Stock to be $12.00 per share based on new sales by MacuCLEAR of Series A-1 Preferred Stock for $12.00 per share throughout 2011 and 2012. The Series A-1 Preferred Stock has the same designations as the Series A Preferred Stock held by the Company. The Company's beneficial holdings which are not available for sale have not been increased beyond the original cost of $2.595 per share.

The following tables present the fair value measurement of the holdings of MacuCLEAR Preferred Stock, beneficial and direct, as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements Using
June 30, 2012	Level 1	Level 2	Level 3
MacuCLEAR Preferred Stock at fair value	$-	$-	$394,288

December 31, 2011
MacuCLEAR Preferred Stock at fair value	$-	$-	$497,992

Note 6. NOTES PAYABLE

Pursuant to the net profits production interest acquisition in December 2010, Regent NRCo executed a promissory note for $81,750 payable to SIG Partners, LC, a related party (see Note 8). The interest rate on the note is 7% with principal payments of $3,400 per month due beginning February 2011. At June 30, 2012, the payment schedule is current and the principal balance outstanding is $23,950. The promissory note is secured by the oil and gas property interest conveyed.

Beginning in 2005, the Company has borrowed various amounts for general corporate purposes under promissory notes to NR Partners, a related party (see Note 8). The outstanding amount of $5,000 owed to NR Partners at the end of the current period bears interest at the rate of 5% per annum and is due upon demand. All amounts owed to NR Partners were paid in July 2012.

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

Note 8. RELATED PARTY TRANSACTIONS

Property Acquisitions

On September 29, 2010, Regent RNCo executed a Property Transfer Agreement (the "Transfer Agreement") with related party SIG Partners, LC ("SIG") and Mr. Nelson, CEO and Chairman of the Registrant. The consideration for the transfer of oil and gas interests was the forgiveness of a $70,000 note payable and 13,500,000 shares of restricted common stock of the Company. After the consummation of the agreement, Mr. Nelson controlled approximately 80% of the outstanding common stock of the Registrant.

On December 30, 2010, Regent RNCo purchased a 50% net profits interest from SIG in producing leaseholds located in Hill County, Texas. The consideration was $91,750, with $10,000 paid upon execution and the balance payable under a promissory note for $81,750. The Transfer Agreement includes an option to acquire operations from SIG and the related equipment and disposal well for the market value of the equipment and well. During the current period, Regent RNCo acquired from SIG the disposal well and related disposal pump equipment plus various oilfield equipment including a submersible pump for the total consideration of $31,153.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Sales

During 2011, the Subsidiary completed three sales of MacuCLEAR common stock at $12 per share. Two sales for a total of 3,500 shares were made to a qualified fund controlled by the spouse of the CEO. The sale of 3,000 shares was made to a preferred shareholder of the Subsidiary. The share price for each sale was based on sales of comparable securities to new investors in MacuCLEAR Preferred Stock during 2011. During the first quarter, the Subsidiary completed a sale of 1,725 shares of MacuCLEAR common stock at $12 per share to a qualified fund controlled by the CEO.

Notes Payable and Accrued Liabilities

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the CEO and director Dr. David Ramsour. For the current period, the promissory note is an unsecured demand note in the principal amount of $5,000 and pays interest at 5% per annum. As of the date of this filing, the NR Partners promissory note plus interest has been paid.

In connection with the net profits production interest acquisition in December 2010, the Subsidiary executed a promissory note for $81,750 to SIG Partners, LC. The interest rate on the note is 7% per annum. The promissory note is secured by the interest conveyed. As of the date of this filing, the monthly payments have been paid when due and the outstanding principal balance is $23,950.

In addition, as of June 30, 2012, the Subsidiary has accrued liabilities of $44,713 to SIG, the operator of our oil and gas interests, for capital expenditures attributable to our oil and gas interests. This amount includes $3,000 for SIG consulting services for the current period.

Note 9. COMMITMENTS AND CONTINGENCIES

None

Note 10. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance sheet date of June 30, 2012 and have determined that there is no event or transaction which has occurred that would require recognition beyond the disclosures herein.

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

Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise. We urge readers to review and consider disclosures we make in this and other reports. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the SEC.

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

Category	Net Reserves (SEC Prices at 12/31/12)
	Oil	NGL	Gas	PV-10
	(Bbls)	(Bbls)	(Mcf)	($m)
Proved developed--Producing	3,250	-	-	$134.6
Proved developed--Non-producing	4,790	-	-	85.7
Proved undeveloped	62,530	-	-	2,340.9
Total Proved (1)(2)	70,570	-	-	$2,561.2

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

Production. Pursuant to the Regent NRCo oil and gas property acquisitions during the third and fourth quarters of 2010, we acquired 3 leases which cover 66 gross acres. We also acquired a 50% net profits interest which is the source of our oil and gas revenues for the current period. We are currently negotiating the acquisition of an additional 1,200 acres in Hill, Limestone and Van Zandt Counties with plans to participate in the drilling of 5 wells during 2012 and 2013. We continue to test the Austin Chalk formation in the wellbore on a lease acquired from SIG and during the second quarter, the operator made improvements to the well pumping equipment and re-drilled the open hole portion of the producing formation. The well was placed back on pump during April 2012 and pumped about 30 barrels of oil during testing in the first quarter. Currently, this well is in production and we are reviewing a proposal to stimulate the Austin Chalk with a solvent for the removal of scale, paraffin, asphaltenes, and other deposits from the formation near the well bore.

Salt Water Disposal Operations. Pursuant to the Regent NRCo oil and gas property acquisitions during the third and fourth quarters of 2010, we executed our right to purchase the salt water disposal equipment from SIG including related contract rights and permits plus additional production equipment. Our wells produce a significant amount of water which is very costly to remove in trucks for proper disposal in approved facilities. The disposal well is necessary to reduce the significant operating burden and costs of water disposal. The disposal operation consists of a disposal well permitted through the Railroad Commission of Texas, high- pressure injection pump and flow line with storage facilities.

Effective April 5, 2011, Regent NRCo acquired a .17% overriding royalty interest in 153 acres in Coke County, Texas. The initial well on the acreage was drilled during the second quarter to 6,800 feet and was successful in finding oil in the Strawn sandstone and Strawn reef formations. The operator has plans to continue exploration with the next phase of drilling in the shallower Cisco horizons based on significant shows during the drilling of the initial well. The operator has also proposed a horizontal lateral from the existing wellbore to tap a well defined Palo Pinto reef buildup with better porosity. The current production is 3-7 net barrels of oil per day from the Strawn sandstone formation.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. The effect of declining prices on the oil business can be significant. Lower product prices will reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer less incentive to assume the development risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. The average oil price received in 2011 for the production under our net profits interest agreement has ranged from a high in April of $100.90 to a low in August of $79.97. The average oil price received July 2012 was $91.16.

During the first and second quarters of 2012, the Company generated new cash of $20,611 and $83,094, respectively, from the sale of shares of its direct preferred stock holdings in MacuCLEAR, Inc. The bulk of these monies were used to re-enter and re-equip one of the wells acquired in 2010 and to acquire the salt water disposal well and refurbish injection pumping equipment. As of June 30, 2012, the Company had total assets of $626,989 and total liabilities of $85,073, of which $23,950 is a promissory note for the 2010 net profits interest acquisition. Accrued liabilities reflect an increase for the period ended June 30, 2012 from December 2011 by $35,269 due to the acquisition of the salt water disposal operations and additional oil and gas production equipment. We believe that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Results of Operations

The Company had lower revenues for the six month periods ended June 30, 2012 and 2011 due to production downtime from power shortages and parts delays related to maintenance. We also received an extraordinary consulting fee of $2,000 in 2011. General and administrative expenses were up $4,949 for the period ended June 30, 2012 compared to the same period in 2011 due to third party consulting and increased travel, both related to prospect evaluation costs. Interest expense was $1,493 for the six months in 2012 compared to interest expense of $2,571 for the same period in 2011 and the decrease was due to lower debt in 2012. The depreciation expense for the period was $87 and the depletion expense was $179 which are comparable to prior periods.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description of Exhibit
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS* (1)	XBRL Instance Document
101.SCH* (1)	XBRL Taxonomy Extension Schema
101.CAL* (1)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF* (1)	XBRL Taxonomy Extension Definition Linkbase
101.LAB* (1)	XBRL Taxonomy Extension Label Linkbase
101.PRE* (1)	XBRL Taxonomy Extension Presentation Linkbase
*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)

XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REGENT TECHNOLOGIES, INC. (Registrant)

Dated: August 14, 2012

By: /s/ DAVID A. NELSON David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)