Form 10-Q/A
period 2012-06-30
REGENT TECHNOLOGIES INC
filed 2012-08-30
CIK 319200

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to Regent Technologies, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 14, 2012 ("the Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Dated: August 30, 2012

By: /s/ DAVID A. NELSON David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)