Form 10-K
period 2012-12-31
REGENT TECHNOLOGIES INC
filed 2013-04-16
CIK 319200

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Large accelerated filer    ☐  Accelerated filer    ☐    Non-accelerated filer    ☐     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☒

As of April 15, 2013, the registrant had 22,710,233 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2012.

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

GLOSSARY OF OIL AND NATURAL GAS TERMS

As used herein, the following terms have specific meanings as set forth below:

Area of mutual interest means, generally, an agreed upon area of land, varying in size, included and described in an oil and natural gas exploration agreement which participants agree will be subject to rights of first refusal as among themselves, such that any participant acquiring any minerals, royalty, overriding royalty, oil and natural gas leasehold estates or similar interests in the designated area, is obligated to offer the other participants the opportunity to purchase their agreed upon percentage share of the interest so acquired on the same basis and cost as purchased by the acquiring participant. If the other participants, after a specific time period, elect not to acquire their pro-rata share, the acquiring participant is typically then free to retain or sell such interests.

Back-in interests involve the transfer of interest in a property, with provision to the transferor to receive a reversionary interest in the property after the occurrence of certain events.

Bbl means barrel, 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

Boe means barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to a bbl of crude oil, condensate or natural gas liquids.

Carried interests means, generally, a working interest which does not bear its share of the exploration costs until a designated well has been drilled and completed to the casing point or to the tanks, depending on the agreement, after which point the carried interest must bear its share of the costs of production.

Development costs are costs incurred to drill, equip, or obtain access to proved reserves. They include costs of drilling and equipment necessary to get products to the point of sale and may entail on-site processing.

Economically producible as it relates to a resource, means a resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil-and-natural gas producing activities.

Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.

Exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, a service well or a stratigraphic test well.

Farm-in or farm-out is an agreement whereby the owner of a working interest in an oil and natural gas lease or license assigns the working interest or a portion thereof to another party who desires to drill on the leased or licensed acreage. Generally, the assignee is required to drill one or more wells to earn its interest in the acreage. The assignor (the "farmor") usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in," while the interest transferred by the assignor is a "farm-out."

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition. The SEC provides a complete definition of field in Rule 4-10 (a) (15).

PV-10 is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying the 12-month average price for the year and holding that price constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). PV-10 is not a Generally Accepted Accounting Principles ("GAAP") financial measure.

Productive well is an exploratory, development or extension well that is not a dry well.

Proved reserves are those quantities of oil and natural gas which, by analysis of geosciences and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. As used in this definition, "existing economic conditions" include prices and costs at which economic producibility from a reservoir is to be determined. The prices shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based on future reconditions. The SEC provides a complete definition of proved reserves in Rule 4-10 (a) (22) of Regulation S-X.

Net profits interest (NPI) is an interest in an oil and natural gas property that is burdened with the costs of development and operation of the property but the liability for the costs is limited to the net revenue attributable to the interest.

Oil and natural gas lease or Lease means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and natural gas from the leased lands. Oil and natural gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

Production costs means operating expenses and severance and ad valorem taxes on oil and natural gas production.

Prospect means a geologic anomaly which may contain hydrocarbons that has been identified through the use of 3-D and/or 2-D seismic surveys and/or other methods.

Water flood is a method of secondary recovery in which water is injected into the reservoir formation to displace residual oil and enhance hydrocarbon recovery.

Working interest is an interest in an oil and natural gas property that is burdened with the costs of development and operation of the property.

Workover means operations on a producing well or an abandoned well to re-store or increase production.

In this Form 10-K, references to "we," "our," "us," the "Company," or "Regent" refer to Regent Technologies, Inc., a Colorado corporation, and Regent's wholly owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to as "Regent NRCo."

Item 1. Business

General

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. In 1994, new management redirected the business toward the development of emerging technologies and the shareholders voted to rename the Company. Beginning in the third quarter of 2010, the Company focused its core business objectives and strategy on energy development. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo"). Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties. During the third and fourth quarters of 2010, the Company's subsidiary acquired oil and natural gas assets, consisting of both producing and proven undeveloped reserves. Our business strategy is to exploit these advantages and to generate long-term value for our shareholders and partners. We have funded and intend to continue to fund operations from the sale of corporate securities, including debt and equity.

Oil and Natural Gas Growth Strategy

Our growth strategy is to explore and develop existing oil and natural gas leases and to selectively acquire additional prospects where reserves can be identified with confidence, can be economically produced and where levels of production can be raised quickly and sustained for the highest return on investment. The key elements of our strategy include:

  Selectively pursuing strategic partnerships with industry partners that may expand or complement our energy technology development operations.
  Entering into joint ventures with oil and natural gas operators who have extensive experience and expertise in the areas selected for exploration to allow us to obtain working interests in a number of prospects with minimal overhead.
  Focus on shallow oil exploration and production which will allow us to grow our reserves and production with reasonable risk- reward potential.
  Acquire existing producing properties that provide the best opportunity for positive cash and that have additional development potential.

See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for additional information on our recent operations and plans for 2013.

Marketing and Major Customer

We derive revenue principally from the sale of oil and natural gas. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas. We currently sell our product to Plains Marketing and Bargas.

Competition and Markets

The oil and natural gas industry is highly competitive. We encounter strong competition from other independent and major oil and natural gas companies in acquiring properties and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable oil and natural gas properties, or to evaluate, bid for and purchase a greater number of properties than our financial or personnel resources will permit. Furthermore, these companies may also be better able to withstand the financial pressures of failed drilling attempts, sustained periods of volatility and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our competitive position.

We are also affected by competition for drilling rigs and the availability of related equipment. To the extent that in the future we acquire and develop undeveloped properties, higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights, and we cannot provide assurance that we will be able to compete satisfactorily when attempting to make further acquisitions.

The market for our oil, gas and natural gas liquids production depends on factors beyond our control, including domestic and foreign political conditions, the overall level of supply of and demand for oil, gas and natural gas liquids, the price of imports of oil and natural gas, weather conditions, the price and availability of alternative fuels, the proximity and capacity of gas pipelines and other transportation facilities and overall economic conditions.

Regulation

Oil and natural gas exploration, production and related operations and activities are subject to extensive rules and regulations promulgated by federal, state and local governmental agencies. Failure to comply with such rules and regulations can result in substantial penalties. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

Operational Hazards and Insurance

Oil and natural gas operations are subject to the usual hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. In addition, the presence of unanticipated pressures or irregularities in formations, miscalculations, or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment.

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

Title to Properties

As is customary in the oil and natural gas industry, we perform a minimal title investigation before acquiring undeveloped properties. A title opinion is obtained prior to the commencement of drilling operations on such properties. These title investigations and title opinions, while consistent with industry standards, may not reveal existing or potential title defects, encumbrances or adverse claims as we are subject from time to time to claims or disputes regarding title to properties. Although we have title to developed acreage examined prior to the acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defect or defects in the assignment of leasehold rights. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that we believe do not materially interfere with the use of or affect the value of such properties.

Employees

Other than our directors and officers, as of December 31, 2012, we do not have employees.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, but are not limited to:

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
  the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures;
  hurricanes and other weather conditions;
  lack of availability of goods and services;
  regulatory and environmental risks associated with drilling and production activities; and
  the other risks described in this Form 10-K.

Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by petroleum engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge readers to review and consider disclosures we make in this and other reports. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the SEC.

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

COMPETITION FOR ENERGY TECHNOLOGY AND NATURAL RESOURCES ARE FIERCE.

The worldwide energy industry is highly fragmented and we are competing with numerous companies looking for renewable energy technologies and capital related thereto. We are one of the smallest energy technology development companies and are an infinitely small participant in the oil and natural gas exploration business. The presence of competing technology development companies will impact our ability to raise additional capital in order to fund our technology programs if investors are of the view that investments in competitors are more attractive. We will also be competing with other technology companies for available resources, including, but not limited to, qualified personnel, properties suitable for exploration and development, and green energy technologies.

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

Our Company has no commitments to obtain any additional financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to obtain additional financing could have a material adverse effect on us, including requiring us to curtail our oil and natural gas acquisition and development plans of our properties and technology development of our emerging energy technologies. Any additional financing may involve substantial dilution to the interests of our shareholders at that time.

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

RISKS RELATED TO EXPLORATION AND DEVELOPMENT ARE SUBSTANTIAL.

OUR PLANS TO RE-ENTER OIL AND NATURAL GAS PROPERTIES HAS INHERENT RISKS.

We will own or lease properties that for many years have produced oil and natural gas. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any the wastes or to remediate the resulting contamination. In addition to properties that we operate, we have interests in many properties which are operated by third parties over whom we have limited control. Notwithstanding our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.

EXPLORATORY DRILLING IS A SPECULATIVE ACTIVITY THAT MAY FAIL COMMERCIALLY.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, high pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. In today's environment, shortages make drilling rigs, labor and services difficult to obtain and could cause delays or inability to proceed with our drilling and development plans. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Regent's future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

OIL AND NATURAL GAS OPERATIONS ARE SUBJECT TO HAZARDS.

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

WE NEED CAPITAL TO DEVELOP OUR PROVED RESERVES AND TO PURSUE THE ACQUISITION OF PRODUCING OIL AND NATURAL GAS PROPERTIES AND LEASES.

The vast majority of our oil and natural gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures as will the pursuit of the acquisition of producing oil and natural gas properties and leases. Regent's management estimates, but can make no guarantee, that our financing sources will be sufficient to fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells reworked and/or drilled. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

WE ARE SUBJECT TO VARIOUS OPERATING AND OTHER CASUALTY RISKS.

Our oil and natural gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

We plan to increase to some extent our development and, to a lesser extent, our exploration activities. Drilling of oil and natural gas reserves involve a high degree of risk that no commercial production will be found and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

WE ARE SUBJECT TO CERTAIN TITLE RISKS.

Our Company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties.

OIL AND NATURAL GAS PRICES FLUCTUATION MAY ADVERSELY IMPACT OUR RESULTS.

Our revenues, profitability, and the book value of our oil and natural gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also primarily dependent upon oil and natural gas prices which historically have been subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic, and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Also, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, regulated pipelines and processing facilities.

WE MAY BE RESPONSIBLE FOR ABANDONMENT COSTS.

We are responsible for payment of plugging and abandonment costs on our oil and natural gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the ultimate aggregate salvage value of lease and well equipment located on our properties should be equal to the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

GENERAL RISKS THAT IMPACT THE OIL AND NATURAL GAS INDUSTRY.

WE ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS.

Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and natural gas production related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and natural gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we will work in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

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

COMPLIANCE WITH THE TEXAS RAILROAD COMMISSION REGULATIONS IS COSTLY.

The State of Texas and many other states regulate oil and natural gas operations including permits for drilling, field operations, bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and natural gas. Texas also has statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, and abandonment.

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

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL RISKS AND COSTS.

ENVIRONMENTAL REGULATION SERIOUSLY IMPACTS OIL AND NATURAL GAS OPERATOINS.

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and natural gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and natural gas company.

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

THE EPA IS INCREASING REGULATION OF OIL AND NATURAL GAS OPERATIONS.

We will generate typical oil and natural gas field wastes, including hazardous wastes that are subject to the Federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, some wastes generated by our oil and natural gas operations that are currently exempt from regulation may in the future be designated as "hazardous wastes", and therefore be subject to more rigorous and costly operating and disposal requirements.

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

OPERATIONS ARE SUBSTANTIALLY DEPENDENT ON THE AVAILABILITY OF WATER

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from various sources for use in our operations. During 2011 and 2012, East and Central Texas experienced the lowest inflows of water in recent history. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist primarily of oil and natural gas wells and our ownership in leasehold acreage, both developed and undeveloped. Our property acquisition efforts are and will be focused on pursuing opportunities that fit well within existing Company properties, in areas where we are establishing new operations or in areas where we believe that a base of existing production will produce an adequate foundation for economies of scale. Since the third quarter of 2010, we have been primarily committed to investing in developmental oil wells in the Mexia-Talco Fault Zone of the East Texas Basin. We continue to review prospects in the Midland Basin and the Gulf Coast Basin, both mature producing oil and natural gas horizons.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved reserves, as of December 31, 2012, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 12/31/2012)
	Oil	NGL	Gas	PV-10
	(Bbls)	(Bbls)	(Mcf)	($m)
Proved developed--Producing	12,700	-	-	$281
Proved developed--Non-producing	5,100	-	-	212
Proved undeveloped	62,600	-	-	2,150
Total Proved (1)(2)	80,400	-	-	$2,643

(1)

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% ("PV-10 Value"), totaled $2.64 million at December 31, 2012. The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2012 were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2012 through December 2012. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $89.19 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.

(2)	None of our oil reserves are derived from non-traditional sources.

Reserve Estimation Procedures

Overview. Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

In December 2008, the SEC released its finalized rule for "Modernization of Oil and Gas Reporting." The new rule requires disclosure of oil and natural gas proved reserves by significant geographic area, using the arithmatic 12-month average beginning-of-the-month price for the year, as opposed to using year-end prices as was practiced in all previous years. The rule also allows for the use of reliable technologies to estimate proved reserves, contingent on demonstrated reliability in conclusions about reserve volumes. Under the new rules, companies are required to report on the independence and qualifications of their reserve preparers or auditors, and file reports when a third-party is relied upon to prepare reserve estimates or conduct a reserve audit.

Processes and Controls. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm RCM Engineering, Inc. of Dallas, Texas ("RCM"), has estimated our oil and natural gas reserves and the present value of future net revenues therefrom as of December 31, 2012. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2012. RCM meets the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. RCM does not own an interest in any of our properties and is not employed by us on a contingent basis. We provide historical information to RCM for our properties such as ownership interest; oil and natural gas production; well test data; commodity prices; and operating and development costs.

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

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2012. Please read "Item 1A. Risk Factors -- Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves." You should also read the notes following consolidated financial statements for the year ended December 31, 2012 in conjunction with the reserve estimates. Since January 1, 2010, we have not filed an estimate of our net proved oil and natural gas reserves with any federal authority or agency other than the SEC.

Acreage

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The table below sets forth our undeveloped and developed gross and net leasehold acreage as of December 31, 2012.

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

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2012, security dealers did not report high and low bid quotations.

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

Holders

As for December 31, 2012, based on information provided by our transfer agent, Securities Transfer Corporation, the number of holders or record of our common stock was 2,022.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Other Shares Which May Be Issued

Other than the stock grants under the consulting agreement executed by the Company effective December 1, 2012, the Company has no further commitments to issue common stock as of the date of this filing. See Note 4 - "Share- Based Compensation" to our consolidated financial statements for additional information.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business strategy, our results of operations and our financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking and involve risks and uncertainties, which could cause actual results to differ from those expressed. See the "Cautionary Note" at the beginning of this report and "Risk Factors" in Item 1.A for an additional discussion of some of these factors and risks. Factors that may cause our actual results to differ materially from those contemplated by such forward-looking statements include without limitation:

  Our ability to generate additional capital to complete our oil and natural gas activities
  Risks inherent in oil and natural gas acquisitions, exploration, drilling, development and production; price volatility of oil and natural gas
  Competition from other technology and oil and natural gas companies
  Shortages of equipment, services and supplies
  Government regulation and environmental matters

These forward looking statements include statements regarding:

  Regent's financial position and business strategy
  Proved or possible reserve quantities and net present values of those reserves
  Plans and objectives of management of Regent for future operations and capital expenditures
  Revenue and cash flow projections

General and Business Overview

Regent Technologies, Inc. is a technology-focused energy company that utilizes emerging proprietary technologies for our involvement in the energy industry. We have access to proprietary technologies which we believe provide us an advantage in the industry. Our business strategy is to exploit these advantages and generate long-term value for our shareholders and partners. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environmentally safe manner while developing new technologies for the increased use of renewable energy. Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting responsible energy now and in the future.

Oil and Natural Gas Activities

Strategy. Our long term oil and natural gas development strategy is to increase profit margins and concentrate on obtaining producing and developmental properties with low cost operations and with the potential for long-lived production. We will also focus on the acquisition of minerals and royalties in areas with exploration and development potential. We intend to grow reserves and production economically, primarily by: (1) selectively acquiring prospects where levels of production can be raised quickly and sustained for the highest return on investment; (2) participating in and or actively conducting drilling operations in order to further exploit the existing properties; and (3) pursuing strategic acquisitions that can be improved with our production enhancement technologies.

Exploration activities will normally be conducted with the Company acquiring undeveloped oil and natural gas leases under prospects, and carrying out exploratory drilling on the prospective leasehold with the Company retaining a majority interest in the prospect. Interests in the property will sometimes be sold to key employees and associated companies at cost. Also, interests may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or a reversionary interest.

Regent intends to rely on joint ventures with qualified operating oil and natural gas companies to operate its projects through the exploratory and production phases. This will reduce general and administrative costs necessary to conduct operations. As of the date of this filing, Regent is not operating any of the oil and natural gas wells in which it owns an interest but instead relies on third party companies to operate its oil and natural gas activities at this time. The cost of future oil and natural gas projects would be funded through borrowings and, if appropriate, sales of common or preferred stock of the Company or our subsidiary or sales of our investment in MacuCLEAR Preferred Stock.

Production. Pursuant to the Regent NRCo oil and natural gas property transaction agreement (PTA) during the third and fourth quarters of 2010, we acquired 3 leases which cover 66 gross acres in the Hill County, Texas. We also acquired a 50% net profits interest in a one well lease. We currently derive revenue from 2 productive wells with one well producing from the Woodbine formation and one well producing from the Austin Chalk formation. The 2 wells average combined production of 3-5 barrels per day. We have utilized 2 proprietary chemicals to treat formation damage and are reviewing a proposal to further stimulate the producing zones with the expectation that production may be increased 30-50%. The primary objective of owning and operating these wells is to gain experience with technologies that can significantly improve production in wells that have been abandoned or have remained dormant for a lengthy period of time.

Salt Water Operations. During 2012, we executed our right under the PTA to purchase the salt water injection equipment including related contract rights and permits plus additional production equipment. We produce a significant amount of water which is very costly to remove in trucks for proper disposal in approved facilities. The injection well is necessary to reduce the significant operating burden and costs of water disposal. Our system consists of a well permitted through the Railroad Commission of Texas, high-pressure injection pump and flow line with storage facilities. During the third and fourth quarters, significant downtime resulted due to high pressures from formation blockage following a procedure to remove wellbore scale. Currently, the injection well is being re-permitted to increase capacity by adding another formation horizon for injection.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. The effect of declining prices on the oil business can be significant. Lower product prices will reduce our cash flow from operations and diminish the present value of our oil and natural gas reserves. Lower product prices also offer less incentive to assume the development risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. The average oil price received in 2011 for the production under our net profits interest agreement has ranged from a high in April of $100.90 to a low in August of $79.97. The average oil price received in 2012 has ranged from a low of $74.50 in June to a high of $98.73 in April.

During the first and second quarters of 2012, the Company generated new cash of $20,610 and $83,094, respectively, from the sale of shares of its direct preferred stock holdings in MacuCLEAR, Inc. The bulk of these monies were used to re-enter and re-equip one of the wells acquired in 2010 and to acquire the salt water disposal well and refurbish injection pumping equipment. As of December 31, 2012, the Company had total assets of $625,287 and total liabilities of $116,021, of which $10,400 is the balance of the promissory note for the 2010 net profits interest acquisition. Accrued liabilities reflect an increase for the period ended December 31, 2012 from December 31, 2011 by $45,215 due to the acquisition of the salt water operations and additional oil and natural gas production equipment. We believe that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

Oil and Natural Gas Activities -- Full-cost Accounting

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and natural gas reserves. Estimates of our proved reserves as of each year-end are prepared by a third party engineering firm. In addition, upon significant changes, a third party engineering firm reviews and updates our reserves on a quarterly basis. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized.

Proved Oil and Natural Gas Reserves

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates and such variances may be material.

While the estimates of our proved reserves at December 31, 2012 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from our actual results.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The Company had lower revenues for the period ended December 31, 2012 as compared to 2011 due to production downtime from power shortages and parts delays related to disposal operation repairs and maintenance. General and administrative expenses were up $11,120 for the period ended December 31, 2012 compared to the same period in 2011 due to third party consulting and increased travel, both related to prospect evaluation costs. Also, accounting support expense increased in the second and third quarters due to costs for the implementation of expanded XBRL reporting regulations under new SEC guidelines. Interest expense was $2,072 for 2012 compared to interest expense of $4,603 for 2011 and the decrease was due to lower interest bearing debt in 2012.

Oil and natural gas operating expenses added $1,594 for 2012 due to the new expenses related to the salt water disposal operations and the one producing well. The depreciation, depletion and amortization expense was comparable for both periods.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

For the period ended December 31, 2011, the Company had a net loss of $34,107 compared to net income of $188,427 for the same period ended 2010. In addition, the Company realized operating revenue of $25,689 for 2011 from the net profits production interest compared to none in 2010. We also received an extraordinary consulting fee of $2,000 in 2010. The net income for fiscal 2010 was primarily the result of unrealized gains of $195,221 due to the fair value measurement of the MacuCLEAR Preferred Stock acquisition and the gain of $24,750 from investment sales. The loss was greater in 2011 due to higher administrative and interest expense and no gains from investment sales.

General and administrative expenses were $54,091 for the period ended December 31, 2011 compared to $30,300 for the period ended December 31, 2010. The increase was the result of higher accounting and audit expense, plus new expenses of $11,000 for director liability insurance. Interest expense was $4,603 for 2011 compared to net interest income of $756 for 2010. The increase in interest expense was due to new short term borrowings and the note payable related to the 2010 net profits interest acquisition. The depreciation, depletion and amortization expense for the period was $1,102 compared to $268 for the same period in 2010. The increase was due to $754 of depletion expense for 2011 compared to none for 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from internally generated funds from stock sales, proceeds from sales of its investments and from borrowings under its various agreements. The Company had total assets of $625,287 and total liabilities of $116,021 as of December 31, 2012 compared to total assets of $633,072 and total liabilities of $66,983 as of December 31, 2011. The decrease in assets was due primarily to net investment sales after higher accounting and insurance expenses and the new debt from the increase of accrued liabilities for the asset acquisitions. The Company does not have any delivery commitments to provide a fixed and determinable quantity of its oil and natural gas under any existing agreement.

Cash Flows

Net cash flows provided from operating activities was $9,171, for the fiscal period ending December 31, 2012, compared to net cash flows used of $25,576 for the same period in 2011, primarily due to the increase in accrued expenses and in accounting and insurance expense. Revenues from the Company's oil and gas activities was $14,902 in 2012 compared to $25,689 in 2011 which decreased primarily due to salt water disposal system downtime.

Net cash flows from investing activities was $22,899 in 2012 compared to $45,386 in 2011 due to the sale of a portion of the Company's investment in MacuCLEAR stock for $102,114 in 2012 and $78,000 in 2011. In addition, the Company incurred capital expenditures of $79,215 in 2012 compared to $32,614 in 2011, all for oil and natural gas activities.

Net cash flows used by financing activities was $8,002 for 2012 and was $35,300 for 2011. Cash used in 2012 was primarily the total of $38,950 for long-term note payable reduction offset by short term borrowings of $30,948 for primarily due to the referenced increase in general and administrative expenses. Cash used in 2011 included the payment of $37,400 for debt reduction related to the oil and natural gas property acquisitions in 2010.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

2013 Capital Expenditures Budget

Our capital expenditures budget is focused on acquisitions which we intend to fund through the issuance of common and preferred stock.

Related Party Transactions

The Company acquired certain oil and natural gas interests through the CEO and has borrowings from NR Partners. Also, the Company has sold a portion of its investment in securities of MacuCLEAR to the CEO and his spouse. See Note 11 - "Related Party Transactions" to our consolidated financial statements for additional information.

Future Payments Under Contractual Obligations

Neither the Company nor the Subsidiary have incurred contractual payment obligations. The Company is not expected to purchase equipment or incur significant changes in the number of employees in 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets at December 31, 2012 and 2011	23
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2012 and the period from January 1, 1999 through December 31, 2012	24
Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 1, 1999 through December 31, 2012	25
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2012 and the period from January 1, 1999 through December 31, 2012	27
Notes to Consolidated Financial Statements	29

TURNER, STONE & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc. and Subsidiary
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and Subsidiary, (the Company) (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period January 1, 1999 through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2012 and 2011, and the results of their operations and cash flows for the years ended December 31, 2012 and 2011, and for the period January 1, 1999 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has no significant business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

April 15, 2013

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash in bank	$15,026	$9,300
Accrued oil and natural gas revenue	5,900	2,085
Prepaid expenses and other	2,950	-
Investments (Note 7)	145,536	-
Total current assets	169,412	11,385

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	199,049	114,634
Net profits production interest	4,561	4,940
Equipment and other fixed assets	693	1,041
Total property and equipment, net	207,383	123,695

Investments (Note 7)	248,752	497,992
TOTAL ASSETS	$625,547	$633,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,391	$2,637
Notes payable - stockholder	10,000
Notes payable - related parties	31,348	45,800
Accrued interest payable	623	352
Accrued liabilities - related parties	44,259	9,444
Total current liabilities	105,621	58,233

Note payable - related parties, less current portion	-	3,550
Asset retirement obligation	10,660	5,200
Total liabilities	116,281	66,983

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized,
99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued
and outstanding, Registrant	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 22,610,233
and 22,360,233 shares issued and outstanding, respectively	226,102	223,602
Paid-in capital in excess of par	3,629,141	3,629,141
Accumulated deficit (including $7,928 accumulated since reentering
the development stage)	(3,355,927)	(3,296,604)
	509,266	566,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$625,547	$633,072

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012
AND 2011 AND THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2012

			Cumulative
			Since
			Re-enterimg
			Development
	For the Year Ended		Stage
	December 31,		January 1,
	2012	2011	1999

REVENUES:
Oil and natural gas revenues	$14,902	$25,689	$40,591
Other	25	-	2,071

OPERATING EXPENSES:
Lease operating expense	1,594	-	1,594
Production and other taxes	296	-	296
Depreciation, depletion and amortization	727	1,102	5,859
Accretion of asset retirement obligation	260	-	260
General and administrative	67,711	54,091	506,769

Operating loss	(55,661)	(29,504)	(472,116)

OTHER INCOME (EXPENSE):
Net change in fair value measurement	-	-	262,760
Gain from extinguishment of debt	-	-	145,340
Gain (loss) from sale of investment	(1,590)	-	99,741
Interest, net	(2,072)	(4,603)	(43,653)

Total other income (expense)	(3,662)	(4,603)	464,188

Loss before income taxes	(59,323)	(34,107)	(7,928)

Provisions for income taxes	-	-	-

Net loss applicable to common stock	$(59,323)	$(34,107)	$(7,928)
PER COMMON SHARE
Net loss applicable to common stock --
(basic and diluted)	$(0.00)	$(0.00)

Weighted average shares
outstanding	22,380,538	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2012

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

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2012 - (Continued)

							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	Issued	Par	Issued	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2009	94,500	$9,450	8,487,456	$84,875	$3,815,795	$(3,450,924)	$459,196
Issuance of subsidiary preferred stock at $5 per share	5,000	500	-	-	24,500	-	25,000
Issuance of common stock awards to
directors at $.01 per share	-	-	252,777	2,527	-	-	2,527
Issuance of common stock for services
at $.01 per share	-	-	120,000	1,200	-	-	1,200
Issuance of common stock for oil and gas
interests, reduced to related party basis,
at $.001 per share	-	-	13,500,000	135,000	(125,100)	-	9,900
Reduction to paid-in-capital for
difference between net profit interest
consideration and related party basis	-	-	-	-	(86,054)	-	(86,054)
Net income for 2010	-	-	-	-	-	188,427	188,427
Balance at December 31, 2010	99,500	9,950	22,360,233	223,602	3,629,141	(3,262,497)	600,196
Net loss for 2011	-	-	-	-	-	(34,107)	(34,107)
Balance at December 31, 2011	99,500	9,950	22,360,233	223,602	3,629,141	(3,296,604)	566,089
Issuance of common stock for services
at $.01 per share	-	-	250,000	2,500	-	-	2,500
Net loss for 2012	-	-	-	-	-	(59,323)	(59,323)
Balance at December 31, 2012	99,500	$9,950	22,610,233	$226,102	$3,629,141	$(3,355,927)	$509,266

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2012

			Cumulative
			Since
			Re-enterimg
			Development
	For the Year		Stage
	Ended December 31,		January 1,
	2012	2011	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,323)	$(34,107)	$(7,928)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation, depletion and amortization	727	1,102	5,859
Net change in fair value measurement	-	-	(262,760)
Gain from extinguishment of debt	-	-	(145,340)
(Gain) loss from sale of investment	1,590	-	(99,741)
Note issued for settlement expenses	-	-	20,000
Accretion of asset retirement obligation	260	-	260
Share-based compensation	2,500	-	49,200
Common stock issued in legal settlement	-	-	14,000
Decrease in settlements and note receivable	-	-	4,800
Decrease in other assets	-	-	1,967
Increase in allowance for uncollectible settlements	-	-	79,892
(Increase) decrease in accounts receivable	2,085	(39)	-
(Increase) in accrued oil and natural gas revenue	(5,900)	-	(5,900)
(Increase) decrease in prepaid expenses and other	(2,950)	-	(2,950)
Increase (decrease) in accounts payable	16,754	(1,610)	50,721
Increase (decrease) in accrued expenses - related parties	34,815	9,444	59,623
Increase (decrease) in accrued interest payable	271	(366)	25,360
Net Cash Used In Operating Activities	(9,171)	(25,576)	(212,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	-	-	(350,000)
Capital expenditures for oil and gas interests	(79,215)	(32,614)	(137,193)
Capital expenditures for equipment	-	-	(1,656)
Proceeds from sale of investments	102,114	78,000	319,714
Net Cash Provided (Used) In Investing Activities	22,899	45,386	(169,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related parties	20,948	13,170	144,173
Proceeds from sale of preferred stock	-	-	427,500
Proceeds from note payable - stockholder	10,000	-	30,000
Repayments of notes payable - related parties	(38,950)	(48,470)	(204,575)
Net Cash Provided (Used) In Financing Activities	(8,002)	(35,300)	397,098

Net Increase (Decrease) in Cash	5,726	(15,490)	15,026
Cash At Beginning of Period	9,300	24,790	-
Cash At End of Period	$15,026	$9,300	$15,026

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD JANUARY 1, 1999 THROUGH DECEMBER 31, 2012 - (Continued)

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

Consolidation Principles

The consolidated financial statements of the Company included in this Annual Report on Form 10-K have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States (US GAAP). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. Certain data in prior periods' financial statements have been adjusted to conform to the presentation of the current period.

Estimates and Assumptions

The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for all periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The accounting policies most affected by management's estimates and assumptions are provisions for depreciation, depletion and amortization, estimates of proved reserves, impairment of long-lived assets based on estimates of future net cash flows, and asset retirement obligation based on estimates regarding timing and cost of future asset retirements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all cash and highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Fiscal Year

The Company's fiscal year ends on December 31. All references to 2012 and 2011 mean the fiscal years ended December 31, 2012 and 2011 unless the context otherwise indicates.

Oil and Natural Gas Properties

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and natural gas reserves. Estimates of our proved reserves as of December 31, 2012 were prepared by a third party engineering firm.

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

Valuation of Property and Equipment

Our long-lived assets, including proved oil and natural gas properties and equipment, are assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure.

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

Revenue Recognition

Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. Differences between actual production and net working interest volumes are routinely adjusted.

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

Share-Based Compensation

We account for equity based compensation under the provisions of ASC No. 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718 with no forfeitures. For the years ended December 31, 2012 and 2011, we have no stock option awards outstanding.

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

Level 3 -

Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. The carrying value of our investment in MacuCLEAR Preferred Stock receives Level 3 Fair Value Measurement under ASC 820. None of these financial instruments are held for trading purposes (see Note 7).

Loss per Common Share

Loss per common share is calculated under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2012 and 2011, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2011-04 "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This ASU provides additional guidance intended to result in convergence between US GAAP and International Financial Reporting Standards ("IFRS") requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying US GAAP. Principal provisions of the amendments include: (i) application of the `highest and best use' is relevant only when measuring fair value for non-financial assets and liabilities; (ii) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; (iii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); (iv) guidance that fair value measurement of equity instruments should be made from the perspective of a market participant that holds that instrument as an asset; and (v) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for Balance Sheet items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the Level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for interim and annual periods beginning after December 15, 2011. We have adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company's fair value measurements, financial condition, results of operations or cash flows.

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

In December 2011 the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Application of the ASU is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. We will adopt this guidance effective January 1, 2013. The adoption of this guidance is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

During the year ended December 31, 2012, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 3. Going Concern Uncertainties

As of the date of this 2012 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4. Share-Based Compensation

Stock grants are intended to promote the interests of the Company by providing a means by which employees, consultants and directors may acquire or increase their equity interest in the Company and may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. In 2007, we began granting a series of restricted stock awards with varying vesting periods. During the vesting period, ownership of the shares cannot be transferred and the shares are subject to forfeiture if employment ends before the end of the vesting period. Restricted shares are not considered to be currently issued and outstanding until the restrictions lapse and/or they vest.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, Regent entered into agreements for restricted shares of common stock awards with its directors under which it issued 500,000 shares to four directors. The restricted stock awards vested over 36 months from the date of first service as a Director which resulted in the grant of 500,000 shares to the President in 2007 and the same amount to the remaining Directors through 2010. In addition, for the periods ended 2009 and 2008, the President was awarded stock grant awards for merit at 1,000,000 restricted common shares each year. During 2010, we granted 120,000 restricted common shares for accounting services to a third party. Effective October 1, 2012, the Company granted 150,000 restricted common shares for consulting services to Basin Partners LLC. The consulting agreement includes the grant of an additional 500,000 restricted common shares, vesting and issued quarterly beginning December 31, 2012. Pursuant to the relationship under the Basin agreement, the Company advanced $2,900 to Basin for expense coverage. If a transaction is not consummated to cover the advance, the owner of Basin has personally guaranteed the repayment of the $2,900. The Company recognized the amounts of $2,500 and $0 as share-based compensation expense for the fiscal periods ended 2012 and 2011, respectively, all recorded at the par value of the amount of stock issued. We have valued all grants at par value for book purposes and market value for tax purposes. We elected not to use market value for book purposes since the market value was less than par.

NOTE 5. Acquisitions

During 2010, we acquired 3 oil and natural gas leases covering 66 gross acres (49.5 net acres) in Hill County, Texas including rights to oil and natural gas equipment, proved reserves and a 50% net profits production interest ("NPI"). Also included was the assignment of a .17% overriding royalty interest in 153 acres in Coke County, Texas. The acquisitions were pursuant to two agreements with SIG Partners, LC ("SIG"), a related party of the CEO of the Company and operator of the transferred interests (see Note 11). The combined consideration was stock and $91,750 with $10,000 paid at closing and the balance paid under a promissory note (see Note 6).

The agreements included an option to acquire operations from SIG and the related equipment and disposal well for the market value of the well and equipment. During 2012, Regent NRCo exercised its rights and acquired the salt water disposal well and ownership of all equipment related to the operations of two producing wells and the disposal operations (see Note 11). SIG has remained as the operator of record for all acquired interests.

NOTE 6. Debt

Pursuant to the net profits production interest acquisition (see Note 5) in December 2010, Regent NRCo executed a promissory note for $81,750 payable to SIG Partners, LC, a related party (see Note 11). The interest rate on the note is 7% with principal payments of $3,400 per month due beginning February 2011. As of the filing of this report, there was a principal balance outstanding of $10,400 and $44,350 at December 31, 2012 and 2011, respectively. The promissory note is secured by the oil and natural gas interest conveyed. SIG Partners, LC extended the maturity until June 30, 2013.

During 2012, Regent NRCo acquired certain oil and natural gas equipment (see Note 5) for $31,153 from a related party (see Note 11). Following the acquisition, we invested $30,148 to deepen the producing well and we incurred capital expenditures of $17,914 for improvements to the salt water injection well. As of December 31, 2012, the Company has outstanding accrued liabilities for oil and natural gas operations of $44,259. Also during the fourth quarter, the Company borrowed $10,000 from a stockholder under a promissory bearing interest at 10%. The loan to the stockholder plus interest was paid on January 2, 2013.

Beginning in 2005, the Company has borrowed various amounts for general corporate purposes under promissory notes to NR Partners, a related party (see Note 11). During 2012, the Company repaid the outstanding principal at December 31, 2011 of $5,000 plus interest. The outstanding amount as of December 31, 2012 was $20,948 of which $5,000 bears interest at the rate of 5% per annum. The remaining balance is due upon demand of which $15,000 was repaid in January 2013.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Investments

As of December 31, 2012, the Company's subsidiary, Regent NRCo, held 107,986 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of subsidiary Preferred Stock and 12,128 shares are currently being marketed for capital reallocation. Under the process defined for the fair value of Level 3 assets, the Company has determined the fair value for the MacuCLEAR Preferred Stock held directly changed to $12.00 per share at December 31, 2012 based on new sales of MacuCLEAR Series A-1 Preferred Stock for $12.00 per share in October 2010 and throughout 2011 and 2012 under new issuances by MacuCLEAR. The Series A-1 Preferred Stock has the same designations as the Series A Preferred Stock held by the Company. The fair value of the Company's beneficial holdings have not been increased beyond the original cost of $2.595 per share.

The following tables present the fair value measurement of the holdings of MacuCLEAR Preferred Stock, beneficial and direct, as of December 31, 2012 and 2011:

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
MacuCLEAR Preferred Stock at fair value	$-	$-	$394,288

December 31, 2011
MacuCLEAR Preferred Stock at fair value	$-	$-	$497,992

The Company disposed of 8,642 shares in 2012 and 6,500 shares in 2011 of its holdings of MacuCLEAR Preferred Stock at the price of $12.00 per share less a processing cost of $1,590. Sales of 6,917 shares were made to unrelated third-parties in 2012. The following table sets forth a reconciliation of changes in the fair value of the financial assets attributable to the subsidiary's direct ownership of MacuCLEAR Preferred Stock classified as Level 3 in the fair value hierarchy for the twelve months ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$497,992	$575,992
Realized gain/(loss)	79,688	61,132
Change in unrealized appreciation/(depreciation)	(81,278)	(61,132)
Net purchase/sales	(102,114)	(78,000)
Net transfers in and/or out of Level 3	-	-
Balance at end of year	$394,288	$497,992

NOTE 8. Asset Retirement Obligation

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

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company increased the amount of our asset retirement obligations by $5,200 to account for the acquisition of the disposal well. The Company incurred accretion expense of $260 based on the utilization of the assets acquired beginning in the fourth quarter of 2012.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. Stockholders' Equity

Common and Preferred Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 22,610,233 shares of common stock outstanding which amount represents a change from the period ended December 31, 2011 due to the issuance of 250,000 shares as share-based compensation (see Note 4).

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

NOTE 10. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2012 and 2011, the Company had a deferred tax asset totaling approximately $181,115 and $307,176, respectively, which relates to the Company's cumulative net operating loss carry forward totaling approximately $682,190 which will expire through 2031. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011
Tax benefit (expense) computed at statutory rate	$20,426	$11,597
State income taxes	-	-
Expiration of NOL carryforward, net of utilization	(116,610)	(964)
Increase (decrease) in valuation allowance	96,184	(10,633)
	$-	$-

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2012 and 2011, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$181,115	$307,176
Less valuation allowance	(140,197)	(234,413)
	40,918	72,763

Deferred tax liabilities:
Unrealized gain on investments	40,918	72,763
	$-	$-

NOTE 11. Related Party Transactions

Acquisitions

On September 29, 2010, Regent RNCo executed a Property Transfer Agreement (the "Transfer Agreement") with related party SIG Partners, LC ("SIG") and Mr. Nelson, CEO and Chairman of the Registrant. The consideration for the transfer of oil and natural gas interests was the forgiveness of a $70,000 note payable and 13,500,000 shares of restricted common stock of the Company. After the consummation of the agreement, Mr. Nelson controlled approximately 80% of the outstanding common stock of the Registrant.

On December 30, 2010, Regent RNCo purchased a 50% net profits interest from SIG in producing leaseholds located in Hill County, Texas. The consideration was $91,750, with $10,000 paid upon execution and the balance payable under a promissory note for $81,750. The Transfer Agreement includes an option to acquire operations from SIG and the related equipment and injection well for the market value of the equipment and well. During the second quarter 2012, Regent RNCo acquired from SIG the disposal well and related disposal pump equipment plus various oilfield equipment including a submersible pump for the total consideration of $31,153.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MacuCLEAR Stock Sales

During 2011, the Subsidiary completed three sales of its MacuCLEAR holdings at $12 per share. Two sales for a total of 3,500 shares were made to a qualified fund controlled by the spouse of the CEO. The sale of 3,000 shares was made to a preferred shareholder of the Subsidiary. The share price for each sale was based on sales of comparable securities to new investors in MacuCLEAR Preferred Stock during 2011. During the first quarter of 2012, the Subsidiary completed a sale of 1,725 shares at $12 per share to a qualified fund controlled by the CEO.

Notes Payable and Accrued Liabilities

Beginning in 2005, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the CEO and director Dr. David Ramsour. As of December 31, 2012, NR Partners has an unsecured demand note in the principal amount of $20,948 of which $5,000 bears interest at the rate of 5% per annum. The remaining balance is due upon demand of which $15,000 was repaid in January 2013.

In connection with the net profits production interest acquisition in December 2010, the Subsidiary executed a promissory note for $81,750 to SIG Partners, LC. The interest rate on the note is 7% per annum. The promissory note is secured by the interest conveyed. As of the date of this filing, the outstanding principal balance is $10,400 and the maturity of the note has been extended June 30, 2013.

In addition, as of December 31, 2012, the Subsidiary has accrued liabilities of $44,259 to SIG, the operator of our oil and natural gas interests, for expenditures attributable to our oil and natural gas interests. This amount included $3,000 for SIG consulting services for the second quarter 2012.

NOTE 12. Commitments and Contingencies

None.

NOTE 13. Subsequent Events

 We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2012 and have determined that the only event or transaction which has occurred that would require disclosure is the sale of 2,600 shares of our subsidiary's investment holdings of MacuCLEAR Series A Preferred Stock to two unrelated third-parties. The sales occurred in January and February 2013 and the shares were sold for $12.00 per share to raise funds for general corporate purposes. A portion of the sale was used to repay debt to NR Partners, a related party.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
SUPPLEMENTAL INFORMATION

Oil and Natural Gas Producing Activities (Unaudited)

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements were prepared by an independent petroleum engineer as of December 31, 2012. Such estimates are in accordance with guidelines established by the SEC and the FASB. All of our reserves are located in Texas. The reserves estimation is part of our internal controls process subject to management's annual review and approval. A copy of the reserve report for 2012 is furnished as exhibit 99.1 to this Annual Report on Form 10-K.

Many assumptions and judgmental decisions are required to estimate reserves. Quantities reported are considered reasonable but are subject to future revisions, some of which may be substantial, as additional information becomes available. Such additional knowledge may be gained as the result of reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes, and other factors.

Regulations published by the SEC define proved oil and natural gas reserves as those quantities of oil and natural gas which, by analysis of geosciences and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether the estimate is a deterministic estimate or probabilistic estimate. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well or through installed extraction equipment and infrastructure operational at the time of the reserves estimates if the extraction is by means not involving a well.

The following table sets forth estimated proved oil and natural gas reserves together with the changes therein for the years ended December 31, 2012 and 2011.

	Crude Oil	Natural Gas
	Bbls	Mcf
Quantities of Proved Reserves:
Balance December 31, 2010	70,395	-
Acquired properties	-	-
Revisions of previous estimates	1,540	-
Production	(1,365)	-
Balance December 31, 2011	70,570	-
Acquired properties (1)	2,500	-
Revisions of previous estimates (2)	7,979	-
Production (3)	(649)	-
Balance December 31, 2012	80,400	-

Proved Developed Reserves, Included Above:
Balance December 31, 2011	8,040	-
Balance December 31, 2012	12,700	-

(1)	Estimates for acquired properties in 2012 were positive reflecting the successful re-entry of an acquired well in the 2010 acquisition transaction.
(2)	Revisions of previous estimates in 2012 were positive due to the addition of a location for the development of an Austin Chalk well.
(3)	Reduction of production reflects the downtime due to changes to the salt water injection system.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
SUPPLEMENTAL INFORMATION - Continued

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measures") do not purport to present the fair market value of a company's oil and natural gas properties. An estimate of such value should consider, among other factors, anticipated oil and natural gas future prices, the probability of recoveries in excess of the existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision. The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmatic average of the first-day-of-the-month price for the periods presented, as adjusted by lease for transportation fees and regional price differentials. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. The future income tax costs give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period. Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2012. The prices used for oil for the years ended December 31, 2012 and 2011 were $89.19 and $88.06, respectively per barrel, adjusted by lease for quality, transportation fees, and regional price differentials.

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2012 and 2011 was as follows:

	2012	2011
Future revenues	$5,980,000	$5,002,000
Future development costs	(228,000)	(228,000)
Future production costs	(858,000)	(825,000)
Future net cash flow before Federal income tax	4,894,000	3,949,000
Future income taxes	(652,000)	(667,000)
Future net cash flows	4,242,000	3,283,000
Effect of 10% annual discounting	(2,050,000)	(1,444,000)
Standardized measure of discounted net cash flows	$2,192,000	$1,839,000

The changes in standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2012 and 2011 were as follows:

	2012	2011
Balance, beginning of the year	$1,839,000	$1,717,000
Net changes in prices and production costs related to future production	23,000	73,600
Sales and transfers, net of production costs	(14,900)	(25,600)
Net change due to revisions of quantity estimates	-	-
Net change due to extensions, discoveries and improved recovery	201,200	-
Net change due to purchases and sales of minerals in place	-	-
Changes in future development costs	-	25,000
Previously estimated development cost incurred in period	-	-
Net change in income taxes	(15,000)	49,000
Accretion of discount	235,000	-
Change in production rates (timing) and other	(76,300)	-
Net increase (decrease) in standardized measures	353,000	122,000
Balance, end of year	$2,192,000	$1,839,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regent is a development stage company with nominal revenues and during the period covered by this annual report, our senior management had responsibility for our disclosure controls and procedures over our financial reporting. Regent's senior management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act of 1934) as of the end of the period covered by this report. As a result, the chief financial officer has concluded that the evaluation of such controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the Company's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control-Integrated. Based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management is aware that there is a lack of accounting personnel at the Company due to the small number of employees dealing with general administrative and financial matters. While this constitutes a material weakness in the internal controls, management periodically reevaluates this situation and upon an increase of significant activity, the Company intends to increase staffing to mitigate the current lack of accounting personnel and resulting segregation of duties within the general administrative and financial functions.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The Executive Officers and Directors of the Company and their respective ages as of December 31, 2011 are as follows:

Name	Age	Director Since	Position
David A. Nelson	64	June, 2003	Chairman, CEO
Philip G. Ralston	67	June, 2007	Director
David L. Ramsour	72	June, 2007	Secretary, Director

David A. Nelson, Chairman, President and CEO, is a member of the Texas Alliance of Energy Producers, the Oilfield Christian Fellowship, the Texas Bar Association, and has been a licensed attorney in Texas since 1978. His 25 years of oil and natural gas experience includes managing oil and natural gas production and gas gathering systems in Texas, Oklahoma and Louisiana and serving as President of two publicly traded oil and natural gas companies. He started his professional career with Republic National Bank of Dallas in 1971 where he served as a Vice President in the Metropolitan Lending Division. In 1983, he became Corporate Counsel for Richardson Energy Corporation and in 1984 formed a private oil and natural gas company. From January 1999 to September 2001, Mr. Nelson was Sr. Vice President of Baptist Foundation of Texas and President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company. In 2002, he initiated management of private equity investments including oil and natural gas operations. In 2011, he was recognized for his work as the Founding Director of MacuCLEAR, Inc., an ophthalmic drug development company. Mr. Nelson holds various investment fiduciary designations and NASD licenses. He is a graduate of Baylor University with BA and JD degrees and a Master of Computing Sciences from Texas A & M University.

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

Currently, our officers and/or directors are not being compensated for their services during the development stage of our business operations except through prior Restricted Stock Awards. See Note 4 - "Share-Based Compensation" to our consolidated financial statements for additional information.

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

OFFICER SUMMARY COMPENSATION TABLE
							Change
							in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)	($)
David A. Nelson	2012	-	-	-	-	-	-	-	-
Chairman and Chief	2011	-	-	-	-	-	-	-	-
Executive Officer

David L. Ramsour	2012	-	-	-	-	-	-	-	-
Secretary	2011	-	-	-	-	-	-	-	-

DIRECTORS' COMPENSATION TABLE
		Fees
		Earned or		Non-equity	Incentive
		Paid in	Stock	Option	Plan	All Other
Name and		Cash	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($)	($)	($)	($)
David A. Nelson	2012	-	-	N/A	N/A	N/A	-
	2011	-	-	N/A	N/A	N/A	-

David L. Ramsour	2012	-	-	N/A	N/A	N/A	-
	2011	-	-	N/A	N/A	N/A	-

Philip G. Ralston	2012	-	-	N/A	N/A	N/A	-
	2011	-	-	N/A	N/A	N/A	-

Douglas R. Baum	2012	-	-	N/A	N/A	N/A	-
	2011	-	-	N/A	N/A	N/A	-

_______

(1) The common stock grants were valued at $.01 per share. See Note 4 - "Share-Based Compensation" to our consolidated financial statements for additional information.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the third quarter of the period ended December 31, 2010, the Company and the Subsidiary completed two acquisition transactions with the CEO. See . See Note 11 - "Related Party Transactions" to our consolidated financial statements for additional information.

During 2011 and 2012, the Subsidiary completed the sales shares of stock of its investment in MacuCLEAR, Inc. to the CEO and the spouse of the CEO. See Note 11 - "Related Party Transactions" to our consolidated financial statements for additional information.

Item 14. Principal Accounting Fees and Services

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

	2012	2011
1. Audit fees	$23,465	$18,000
2. Audit-related fees	14,632	-
3. Tax fees	-	-
4. All other fees	-	-

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

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this report:

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2012 and the period from January 1, 1999 through December 31, 2012
Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 1, 1999 through December 31, 2012
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2012 and the period from January 1, 1999 through December 31, 2012
Notes to Consolidated Financial Statements

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

10.3	NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010; incorporated by reference from the Registrant's report on Form 10-K filed on March 30, 2011.
21.1	List of subsidiaries - Regent Natural Resources Co.
23.1	Consent of RCM Engineering, Inc.#
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 #
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 #
99.1	Independent Engineer Reserve Report for the year ended December 31, 2012 prepared by RCM Engineering, Inc.#
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______
#	Filed Herewith
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
Dated: April 15, 2013
By: /s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)