Form 10-Q
period 2013-03-31
REGENT TECHNOLOGIES INC
filed 2013-05-20
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  001-13621

REGENT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0807913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5646 Milton, Suite 722, Dallas, Texas 75206

(Address of principal executive offices)

855-744-7449

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of outstanding shares of the issuer's only class of common stock as of May 20, 2013 was 22,710,233.

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,584	$15,026
Accrued oil and natural gas revenue	—	5,900
Prepaid expenses and other	2,950	2,950
Investments (Note 4)	114,336	145,536
Total current assets	120,870	169,412

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost accounting	202,129	202,129
Net profits production interest	5,695	5,695
Furniture, fixtures and equipment	12,649	12,649
	220,473	220,473
Less: Accumulated depletion, depreciation and amortization	(13,452)	(13,090)
Net property and equipment	207,021	207,383
Investments (Note 4)	248,752	248,752
TOTAL ASSETS	$576,643	$625,547

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,700	$19,391
Notes payable - stockholder	—	10,000
Notes payable - related parties	15,948	31,348
Accrued interest payable	906	623
Accrued liabilities - related parties	31,665	44,259
Total current liabilities	69,219	105,621

LONG TERM DEBT
Asset retirement obligation	10,660	10,660
Total liabilities	79,879	116,281

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued and outstanding, Registrant	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 22,710,233 and 22,610,233 shares issued and outstanding, respectively	227,102	226,102
Paid-in capital in excess of par	3,629,141	3,629,141
Accumulated deficit	(3,369,429)	(3,355,927)
Total stockholders' equity	496,764	509,266
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$576,643	$625,547

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES:
Oil and natural gas revenues	$1,753	$5,206

OPERATING EXPENSES:
Lease operating expense	945	—
Production and other taxes	81	—
Depreciation, depletion and amortization	362	266
General and administrative	13,687	4,983

Operating loss	(13,322)	(43)

OTHER EXPENSE:
Interest expense	(180)	(709)

Total other expense	(180)	(709)

Loss before income taxes	(13,502)	(752)

Provisions for income taxes	—	—

Net loss applicable to common stock	$(13,502)	$(752)

PER COMMON SHARE
Net loss applicable to common stock – (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	22,628,011	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,502)	$(752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	362	266
Share-based compensation	1,000	—
(Increase) decrease in accrued oil and natural gas revenue	5,900	585
Increase (decrease) in accounts payable	1,309	(2,058)
Increase (decrease) in accrued liabilities - related parties	(12,594)	1,220
Increase (decrease) in accrued interest payable	283	(149)
Net Cash Used In Operating Activities	(17,242)	(888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and natural gas interests	—	(754)
Proceeds from sale of investments	31,200	20,611
Net Cash Provided By Investing Activities	31,200	19,857

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable - stockholder	(10,000)	—
Repayments of notes payable - related party	(15,400)	(15,050)
Net Cash Used In Financing Activities	(25,400)	(15,050)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,442)	3,919
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,026	9,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,584	$13,219

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$178	$—
Cash paid during the period for taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, "Development Stage Activities" ("ASC 915") of the "Financial Accounting Standards Codification ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles." As of January 1, 2013, due to our ongoing oil and natural gas development activities and future plans for exploration and production, management has determined that ASC No. 915 is no longer applicable and accordingly, the ASC No. 915 development stage reporting format has been discontinued. In this Form 10-Q, references to "we," "our," "us," the "Company," or "Regent" refer to Regent Technologies, Inc. and Regent's wholly-owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to herein as, the "Subsidiary," or "Regent NRCo."

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

Consolidation Principles

The consolidated financial statements of the Company included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. Intercompany balances and transactions have been eliminated in consolidation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period.

Estimates and Assumptions

The preparation of financial statements in conformity US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The accounting policies most affected by manage ment’s estimates and assumptions are provisions for depreciation, depletion and amortization, estimates of proved reserves, impairment of long-lived assets based on estimates of future net cash flows, and asset retirement obligations based on estimates regarding timing and cost of future asset retirements.

Oil and Natural Gas Properties

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Estimates of our proved reserves as of December 31, 2012 were prepared by a third party engineering firm and are incorporated herein from our report filed on Form 10-K for December 31, 2012 and may be reviewed therein.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are grouped by major prospect area where individual property costs are not significant and are assessed individually when individual costs are significant. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for hedges) less estimated future costs to be incurred in developing and producing the proved reserves, less any related income tax effects.

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

Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties may vary substantially. Furniture and equipment are stated at cost.

Depreciation and depletion of producing oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves are used for unamortized leasehold costs. Gains and losses on disposals or retirements that are significant or include an entire depreciable or depletable property unit are included in operating income. Depreciation of furniture, fixtures and equipment, consisting of office furniture, computer hardware and software and leasehold improvements is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

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

Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with federal, state and local laws. We account for asset retirement obligations based on the guidance of ASC No. 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which addresses the required accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of an asset's retirement obligation be recorded as a liability in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. Periodic accretion of the discount of the estimated liability is treated as accretion expense included in depreciation, depletion and amortization on our Consolidated Statements of Operations.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk. In accordance with the requirements of ASC No. 820, "Fair Value Measurements and Disclosures" ("ASC 820"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable also approximate fair value based on the terms of these instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

•	Level 1 Inputs—unadjusted quoted market prices in active markets for identical assets or liabilities. Included in this level are our notes payable;

•	Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness; and

•	Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on the Company’s various assumptions and future commodity prices. Included in this level is the carrying value of our investment in MacuCLEAR Preferred Stock (see Note 4). None of our investments are held for trading purposes.

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 2 to the consolidated financial statements of the 2012 Form 10-K. In management's opinion, the accounting policies and estimates presented in the 2012 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited financial statement on Form 10-K for the year ended December 31, 2012, which was previously filed with the Securities and Exchange Commission. There were other accounting standards and interpretations issued in 2012 and 2013, all of which have been determined to not be applicable or significant by management and are not expected to have a material impact on the financial position of the Company.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Going Concern Uncertainties

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

NOTE 3. Share-Based Compensation

Effective October 1, 2012, the Company granted 150,000 restricted common shares for consulting services to Basin Partners LLC, an entity controlled by the Company’s acting-CFO. The consulting agreement includes the grant of an additional 500,000 restricted common shares, vesting and issued quarterly beginning December 31, 2012. Pursuant to the relationship under the Basin agreement, the Company advanced $2,950 to Basin for expense coverage. If a transaction is not consummated to cover the advance, the owner of Basin has personally guaranteed the repayment of the $2,950. Under the Basin agreement, the Company has pending, subject to vesting, the issuance of 300,000 shares of restricted common stock. The Company recognized the amount of $1,000 as share-based compensation expense for the quarter ended March 31, 2013. We have valued all restricted common stock grants for book value purposes at par value or market value, whichever is greater, which the Company believes approximate the fair value of the services received.

NOTE 4. Investments

As of March 31, 2013, the Company's Subsidiary held 105,386 shares of MacuCLEAR Preferred Stock, of which 95,858 shares are beneficially held for the holders of Subsidiary Preferred Stock and 9,528 shares are currently being marketed for capital reallocation as a current asset. The carrying value of $12.00 per share for the 9,528 shares in MacuCLEAR Preferred Stock receives Level 3 Fair Value Measurement under ASC 820 and is based on continuing sales by MacuCLEAR of new issues of preferred stock with the same designations. The fair value of the Company's beneficial holdings has not been increased beyond the original cost of $2.595 per share. The fair value measurement of the holdings of MacuCLEAR Preferred Stock, beneficial and direct as of March 31, 2013 and December 31, 2012 is $363,088 and $394,288, respectively.

NOTE 5. Debt

As of March 31, 2013, the Company has no long term debt. During the first quarter of 2013, we reduced our total liabilities by $36,402 to $79,879 compared to total liabilities of $116,281 at December 31, 2012 (see Note 8).

NOTE 6. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company incurred accretion expense of $260 based on the utilization of the assets acquired beginning in the fourth quarter of 2012. The Company did not increase the asset retirement obligation for the current quarterly period due to only nominal impact.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of March 31, 2013, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2012.

NOTE 8. Related Party Transactions

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest of $178. Also in January 2013, the Company paid $15,400 as a partial payoff of the amounts owed to SIG Partners, LC, and NR Partners, a partnership comprised of the CEO and director Dr. David Ramsour. SIG Partners, LC is an entity owned by our CEO. Also, during the first quarter of 2013, our Subsidiary paid $12,594 to SIG Partners, LC, as a reduction to the accrued liabilities related to the development of the oil and gas properties acquired in 2012 and 2010.

NOTE 9. Commitments and Contingencies

None.

NOTE 10. Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of March 31, 2013 and have determined that the only event or transaction which has occurred that would require disclosure is the sale of 200 shares of our Subsidiary’s investment holdings of MacuCLEAR Series A Preferred Stock to one unrelated third-party. The sales occurred in April and the shares were sold for $12.00 per share to raise funds for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC"). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for 2012, (2) our reports and registration statements filed from time to time with the SEC, and (3) other announcements we make from time to time. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

•	difficult and adverse conditions in the domestic and global economies;
•	changes in domestic and global demand for oil and natural gas;
•	volatility in the prices we receive for our oil and natural gas;
•	the effects of government regulation, permitting and other legalities;
•	future developments with respect to the reserves on our properties;
•	uncertainties about the estimates of our oil and natural gas reserves;
•	our ability to increase our production through development;
•	drilling and other operating risks;
•	the availability of equipment, such as drilling rigs and pipelines; and
•	changes in our drilling plans, related budgets and liquidity.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and gas. These risks include, but are not limited to:

•	the possibility of unsuccessful exploration and development drilling activities;
•	our ability to replace and sustain production;
•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;
•	our level of indebtedness;
•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;
•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;
•	the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;
•	hurricanes and other weather conditions;
•	lack of availability of goods and services;
•	regulatory and environmental risks associated with drilling and production activities; and
•	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.

Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information regarding known material factors that could cause our actual results to differ from projected results, please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

General and Business Overview

Regent Technologies, Inc. and Subsidiary utilize emerging proprietary technologies for our involvement in the energy industry. Our Vision is to employ new technologies to maximize the production of petroleum resources in an efficient and environmentally safe manner while developing new technologies for the increased use of renewable energy. Our Mission is to accomplish our business strategy while maintaining the highest standards of integrity and professionalism wherever we operate and promoting responsible energy now and in the future.

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

Regent intends to rely on joint ventures with qualified operating oil and natural gas companies to operate its projects through the exploratory and production phases. This will reduce general and administrative costs necessary to conduct operations. As of the date of this filing, Regent is not operating any of the oil and natural gas wells in which it owns an interest. The cost of future oil and natural gas projects will be funded through borrowings and, if appropriate, sales of common or preferred stock of the Company or our subsidiary or sales of our investment in MacuCLEAR Preferred Stock.

Properties. Our properties consist primarily of oil and natural gas wells and our ownership in leasehold acreage, both developed and undeveloped. Our property acquisition efforts are and will be focused on pursuing opportunities that fit well within existing Company properties, in areas where we are establishing new operations or in areas where we believe that a base of existing production will produce an adequate foundation for economies of scale. Since 2011, we have been primarily committed to investing in and testing stimulation techniques in two oil wells in the Mexia-Talco Fault Zone of the East Texas Basin. The tests have yielded positive results which we believe are applicable to a number of formations throughout Texas.

The following table sets forth our estimated proved reserves, as of December 31, 2012, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 12/31/2012)
	Oil	NGL	Gas	PV-10
	(Bbls)	(Bbls)	(Mcf)	($m)
Proved developed–Producing	12,700	—	—	$281
Proved developed–Non-producing	5,100	—	—	212
Proved undeveloped	62,600	—	—	2,150
Total Proved (1)(2)	80,400	—	—	$2,643

______________

(1)	The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $2.64 million at December 31, 2012. The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2012 were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2012 through December 2012. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $89.19 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.
(2)	None of our oil reserves are derived from non-traditional sources.

Please read “Item 1A. Risk Factors — The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate.  Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” and please read the notes following the consolidated financial statements for the year ended December 31, 2012 in conjunction with the reserve estimates, both incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2012.

Results of Operations

For the three months ended March 31, 2013, we reported net loss applicable to common stock of $13,502 on revenue of $1,753 as compared to net loss applicable to common stock of $752 on revenue of $5,206 for the three months ended March 31, 2012. The decrease in production in the three months ended March 31, 2013 compared to the same period in 2012 was the result of the test wells being shut-in while the disposal well was being permitted for a new injection interval to accept higher volumes. In addition, we experienced an increase of $1,122 in lease operating expenses.

General and administrative expenses were $13,687 for the period ended March 31, 2013 compared to $4,983 for the same period in 2012. This increase was primarily due to increased accounting, audit and insurance expenses. Interest expense was $180 for the current quarter compared to interest expense of $709 for the same period in 2012 due to debt reduction during 2012 and 2013.

Liquidity and Capital Resources

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

Net cash flows used in operating activities was $17,242, for the period ending March 31, 2013, compared to $888 of net cash used for the same period in 2012, primarily due to the payments for the reduction of accrued liabilities. Revenues from the Company’s oil and gas activities were down primarily due to salt water disposal system downtime.

Net cash provided by investing activities for the fiscal period ending March 31, 2013 was $31,200 compared to $19,857 in 2012. The net cash provided for both periods was due to the sale of a portion of the Company's investment in MacuCLEAR stock.

Net cash flows used by financing activities for the fiscal period ending March 31, 2013 was $25,400 compared to $15,050 for the same period in 2012. Cash used in 2013 included the payment of $10,000 for the payment of a promissory note to a stockholder and $15,400 for debt reduction related to borrowings from related parties. Cash used for the same period in 2012 was for the partial payments to the promissory note for the oil and natural gas property acquisitions in 2010.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

No changes in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that have altered management’s conclusions of inherent limitations within the Company regarding internal controls as of December 31, 2012, which conclusions are incorporated herein by reference.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on Regent's financial position or operations.

Item 1A.	Risk Factors

The discussion in Part I, "Item 1A. Risk Factors." in the Company's 2012 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description of Exhibit

31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 __________________

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

REGENT TECHNOLOGIES, INC.

Dated: May 20, 2013	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

