Form 10-Q
period 2013-06-30
REGENT TECHNOLOGIES INC
filed 2013-08-12
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of outstanding shares of the issuer's only class of common stock as of August 10, 2013 was 22,710,233.

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$47,947	$15,026
Accrued oil and natural gas revenue	—	5,900
Prepaid expenses and other	2,950	2,950
Investments (Note 4)	283,153	145,536
Total current assets	334,050	169,412

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost accounting	202,129	202,129
Net profits production interest	5,695	5,695
Furniture, fixtures and equipment	12,649	12,649
	220,473	220,473
Less: Accumulated depletion, depreciation and amortization	(13,663)	(13,090)
Net property and equipment	206,810	207,383

Investments (Note 4)	207,422	248,752
TOTAL ASSETS	$748,282	$625,547

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$52,205	$19,391
Notes payable - stockholder	—	10,000
Notes payable - related parties	92,486	31,348
Accrued interest payable	1,058	623
Accrued liabilities - related parties	43,166	44,259
Total current liabilities	188,915	105,621

LONG TERM DEBT
Asset retirement obligation	10,660	10,660
Total liabilities	199,575	116,281

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued and outstanding, Registrant	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 22,710,233 and 22,610,233 shares issued and outstanding, respectively	227,102	226,102
Paid-in capital in excess of par	3,545,326	3,629,141
Accumulated deficit	(3,233,671)	(3,355,927)
Total stockholders' equity	548,707	509,266
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$748,282	$625,547

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$—	$2,550	$1,753	$7,755

Operating expenses:
Lease operating expense	1,221	—	2,166	—
Production and other taxes	—	—	81	—
Depreciation, depletion and amortization	211	266	573	531
General and administrative	43,872	24,920	56,561	29,904

Operating loss	(45,304)	(22,636)	(57,628)	(22,680)

Other income and (expense):
Net change in fair value measurement	181,216	—	181,216	—
Stock grant expense	—	—	(1,000)	—
Interest, net	(153)	(785)	(332)	(1,493)

Total other income (expense)	181,063	(785)	179,884	(1,493)

Income (loss) from continuing operations before income taxes	135,759	(23,421)	122,256	(24,173)

Provisions for income taxes	—	—	—	—

Net income (loss)	$135,759	$(23,421)	$122,256	$(24,173)

Net income (loss) per common share (basic and diluted)	$0.01	$(0.00)	$0.01	$(0.00)

Weighted Average Shares Outstanding	22,710,233	22,360,233	22,669,349	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$122,256	$(24,173)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	573	531
Share-based compensation	1,000	—
Gain from fair value measurement	(181,216)	—
(Increase) decrease in accrued oil and natural gas revenue	5,900	(1,965)
Increase (decrease) in accounts payable	32,814	(2,106)
Increase (decrease) in accrued liabilities - related parties	(1,093)	35,269
Increase (decrease) in accrued interest payable	435	127
Net Cash Provided By (Used In) Operating Activities	(19,331)	7,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and natural gas interests	—	(73,071)
Proceeds from sale of investments	93,600	103,705
Net Cash Provided By Investing Activities	93,600	30,634

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable - stockholder	(10,000)	—
Proceeds from notes payable - related party	11,100	—
Repayments of notes payable - related party	(42,448)	(20,400)
Net Cash Used In Financing Activities	(41,348)	(20,400)

INCREASE IN CASH AND CASH EQUIVALENTS	32,921	17,917
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,026	9,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,947	$27,217

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$178	$—
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Note payable for investment in MacuCLEAR common stock	$92,486	$—

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

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

Estimates and Assumptions

The preparation of financial statements in conformity US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The accounting policies most affected by management’s estimates and assumptions are provisions for depreciation, depletion and amortization, estimates of proved reserves, impairment of long-lived assets based on estimates of future net cash flows, and asset retirement obligations based on estimates regarding timing and cost of future asset retirements.

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

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 2 to the consolidated financial statements of the 2012 Form 10-K. In management's opinion, the accounting policies and estimates presented in the 2012 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited financial statements on Form 10-K for the year ended December 31, 2012, which was previously filed with the Securities and Exchange Commission. There were other accounting standards and interpretations issued in 2012 and 2013, all of which have been determined to not be applicable or significant by management and are not expected to have a material impact on the financial position of the Company.

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

NOTE 3. Share-Based Compensation

Effective October 1, 2012, the Company granted 150,000 restricted common shares for consulting services to Basin Partners LLC. The consulting agreement includes the grant of up to an additional 500,000 restricted common shares, vesting and issued quarterly beginning December 31, 2012. Pursuant to the relationship under the Basin agreement, the Company advanced $2,950 to Basin for expense coverage. If a transaction is not consummated to cover the advance, the owner of Basin has personally guaranteed the repayment of the $2,950. Under the Basin agreement, the Company has recognized the amount of $1,000 as share-based compensation expense for the six months ended June 30, 2013. We have valued all restricted common stock grants for book value purposes at par value or market value, whichever is greater, which the Company believes approximate the fair value of the services received.

NOTE 4. Investments

During the six months ended June 30, 2013, the Company’s Subsidiary has sold 7,800 shares of MacuCLEAR Preferred Stock for $12.00 per share to unrelated parties and acquired 19,268 shares of common stock of MacuCLEAR, Inc. (“MacuCLEAR”) from the President of the Company and (See Note 7). As of June 30, 2013, the Company’s Subsidiary owns 100,186 shares of MacuCLEAR Preferred Stock and 19,268 shares of MacuCLEAR common stock. The Company’s Subsidiary is obligated to transfer 95,858 shares of MacuCLEAR common stock to the holders of the Subsidiary Preferred Stock upon redemption. With the acquisition of the 19,268 shares of common stock, the Company’s Subsidiary has 23,596 shares of MacuCLEAR Preferred Stock which are currently being marketed for capital reallocation as a current asset. The carrying value for the 23,596 shares MacuCLEAR Preferred Stock being marketed receive Level 3 Fair Value Measurement under ASC 820 of $12.00 per share based on continuing sales by MacuCLEAR of new issues of Preferred Stock with the same designations. Due to the acquisition of the MacuCLEAR common stock, the fair value of the Company's direct holdings of MacuCLEAR Preferred Stock at $12.00 per share results in an asset valuation increase of $181,216 and a corresponding earnings adjustment to Subsidiary income. The 95,858 shares of MacuCLEAR common and Preferred Stock held beneficially are recorded at cost in the amount of $207,422.

NOTE 5. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company incurred accretion expense of $260 based on the utilization of the assets acquired beginning in the fourth quarter of 2012. The Company has not increased the asset retirement obligation for the six months ended June 30, 2013 due to only nominal impact.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of June 30, 2013, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2012.

NOTE 7. Related Party Transactions

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest expense of $178 and our Subsidiary paid $15,400 as a partial payoff of the amounts owed to SIG Partners, LC. Also, during the first quarter of 2013, our Subsidiary paid $12,594 to SIG Partners, LC, as a reduction to the accrued liabilities related to the development of the oil and gas properties acquired in 2012 and 2010. During the current quarter, the Company borrowed $6,500 from NR Partners to pay certain payables and the Subsidiary purchased 19,268 shares of MacuCLEAR common stock from the President for $92,486. The Company entered into a promissory note for the total purchase price. The promissory note bears interest at 5% per annum and is due on or before December 31, 2013. The difference of $83,815 between the purchase price for the MacuCLEAR common stock and the President’s cost basis was applied as a reduction to our Subsidiary’s paid-in capital. Also during the current quarter, our Subsidiary paid $10,948 to SIG Partners, LC for delinquent promissory note payments and prior capital expenditures. NR Partners is a partnership comprised of the President and a director of the Company and SIG Partners, LC is an entity owned by the President of the Company.

NOTE 8. Commitments and Contingencies

None.

NOTE 9. Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of June 30, 2013 and have determined that there is no event or transaction which has occurred that would require disclosure.

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

Please read “Item 1A. Risk Factors” — The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate.  Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” and please read the notes following the consolidated financial statements for the year ended December 31, 2012 in conjunction with the reserve estimates, both incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2012.

Results of Operations

We reported net income applicable to common stock of $135,759 and $122,256 for the three and six month periods ended June 30, 2013 as compared to net loss applicable to common stock of $23,421 and $24,173 for the same periods in 2012. The net income for 2013 was generated by a one-time charge to earnings of $181,216 due to the change in the fair value measurement of part of our investment in MacuCLEAR Preferred Stock. The change in fair value was due to a release of previously restricted MacuCLEAR Preferred Stock held at cost as a result of satisfying the requirement of the restrictions. The decrease in production for the three and six months ended June 30, 2013 compared to the same periods in 2012 was the result of our two test wells being shut-in due to mechanical problems with a submersible pump and waiting for regulatory approval of changes to the water injection well. Management believes the production should resume during the third quarter.

General and administrative expenses increased by $18,952 for the second quarter 2013 as compared to 2012 primarily due to legal expenses for ongoing new venture negotiations. Interest expense was $153 for the current quarter compared to interest expense of $785 for the same period in 2012 due to debt reduction during 2012 and 2013.

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

Net cash flows used in operating activities was $19,331, for the six months ending June 30, 2013, compared to $7,683 of net cash provided for the same period in 2012, primarily due to the payments for the reduction of accrued liabilities and payments on accounts payable in 2013.

Net cash provided by investing activities for the six months ending June 30, 2013 was $93,600 compared to $30,634 in 2012. The net cash provided for both periods was due to the sale of a portion of the Company's investment in MacuCLEAR Preferred Stock offset in 2012 by capital expenditures of $73,071.

Net cash flows used by financing activities for the fiscal period ending June 30, 2013 was $41,348 compared to net cash used of $20,400 for the same period in 2012. Cash used in 2013 included the payment of $10,000 for the payment of a promissory note to a stockholder and $19,706 for debt reduction related to borrowings from related parties, which included new short-term borrowings during the second quarter of $6,500. Cash used for the same period in 2012 was for the partial payments to the promissory note for the oil and natural gas property acquisitions in 2010.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three and six months ended June 30, 2013.

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

The Company is not aware of any pending claims or assessments that may have a material adverse impact on Regent's financial position or operations.

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

REGENT TECHNOLOGIES, INC.

Dated: August 12, 2013	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

