Form 10-Q
period 2013-09-30
REGENT TECHNOLOGIES INC
filed 2013-11-12
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of outstanding shares of the issuer’s only class of common stock as of November 12, 2013 was 22,360,233.

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,164	$15,026
Accrued oil and natural gas revenue	—	5,900
Prepaid expenses and other	—	2,950
Investments (Note 4)	256,704	145,536
Total current assets	261,868	169,412

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost accounting	202,129	202,129
Net profits production interest	5,695	5,695
Furniture, fixtures and equipment	12,649	12,649
	220,473	220,473
Less: Accumulated depletion, depreciation and amortization	(13,744)	(13,090)
Net property and equipment	206,729	207,383

Investments (Note 4)	207,422	248,752
TOTAL ASSETS	$676,019	$625,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,695	$19,391
Notes payable - stockholder	—	10,000
Notes payable - related parties	66,636	31,348
Accrued interest payable	1,879	623
Accrued liabilities - related parties	23,853	44,259
Total current liabilities	132,063	105,621

LONG TERM DEBT
Asset retirement obligation	10,660	10,660
Total liabilities	142,723	116,281

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued and outstanding, Registrant	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 22,360,233 and 22,610,233 shares issued and outstanding, respectively	223,602	226,102
Paid-in capital in excess of par	3,545,875	3,629,141
Accumulated deficit	(3,246,131)	(3,355,927)
Total stockholders’ equity	533,296	509,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,019	$625,547

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$—	$2,351	$1,752	$10,131

Operating expenses:
Lease operating expense	—	—	2,166	—
Production and other taxes	—	—	81	—
Depreciation, depletion and amortization	81	266	654	798
General and administrative	11,558	26,914	69,015	56,780

Operating loss	(11,639)	(24,829)	(70,164)	(47,447)

Other income and (expense):
Net change in fair value measurement	—	—	181,216	—
Stock grant expense	—	—	—	—
Interest, net	(821)	(81)	(1,256)	(1,575)

Total other income (expense)	(821)	(81)	179,960	(1,575)

Income (loss) before income taxes	(12,460)	(24,910)	109,796	(49,022)

Provisions for income taxes	—	—	—	—

Net income (loss)	$(12,460)	$(24,910)	$109,796	$(49,022)

Net income (loss) per common share (basic and diluted)	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted Average Shares Outstanding	22,360,233	22,360,233	22,360,233	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$109,796	$(49,022)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	654	798
Gain from fair value measurement	(181,216)	—
Settlement from share-based compensation	1,000	—
Decrease in accrued oil and natural gas revenue	5,900	—
Decrease in accounts receivable	—	685
Increase in accounts payable	20,304	11,768
Increase in accrued interest payable	1,256	55
Increase (decrease) in accrued liabilities - related parties	(20,406)	31,878
Net Cash Used In Operating Activities	(62,712)	(3,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and natural gas interests	—	(73,107)
Proceeds from sale of investments	120,048	103,704
Net Cash Provided By Investing Activities	120,048	30,597

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable - stockholder	(10,000)	—
Proceeds from notes payable - related party	16,100	—
Repayments of notes payable - related party	(73,298)	(33,650)
Net Cash Used In Financing Activities	(67,198)	(33,650)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,862)	(6,891)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,026	9,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,164	$2,409

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$178	$—
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Note payable for investment in MacuCLEAR common stock	$92,486	$—

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, “Development Stage Activities” (“ASC 915”) of the “Financial Accounting Standards Codification (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles.” As of January 1, 2013, due to our ongoing oil and natural gas development activities and future plans for exploration and production, management has determined that ASC No. 915 is no longer applicable and accordingly, the ASC No. 915 development stage reporting format has been discontinued. In this Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Regent” refer to Regent Technologies, Inc. and Regent’s wholly-owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to herein as, the “Subsidiary,” or “Regent NRCo.”

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

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

Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with federal, state and local laws. We account for asset retirement obligations based on the guidance of ASC No. 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which addresses the required accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of an asset’s retirement obligation be recorded as a liability in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. Periodic accretion of the discount of the estimated liability is treated as accretion expense included in depreciation, depletion and amortization on our Consolidated Statements of Operations.

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

Share-Based Compensation

We account for equity based compensation under the provisions of ASC No. 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718 with no forfeitures.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk. In accordance with the requirements of ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable also approximate fair value based on the terms of these instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

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

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 2 to the consolidated financial statements of the 2012 Form 10-K. In management’s opinion, the accounting policies and estimates presented in the 2012 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company’s audited financial statements on Form 10-K for the year ended December 31, 2012, which was previously filed with the Securities and Exchange Commission. There were other accounting standards and interpretations issued in 2012 and 2013, all of which have been determined to not be applicable or significant by management and are not expected to have a material impact on the financial position of the Company.

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

NOTE 3. Share-Based Compensation

Effective October 1, 2012, the Company entered into an agreement to grant as compensation certain amounts of restricted common shares for consulting services. The consulting agreement included an immediate grant and additional grants of up to an additional 500,000 restricted common shares, vesting and issued quarterly beginning December 31, 2012. Pursuant to the agreement, the Company advanced $2,950 to the consultant for expense coverage which amount was personally guaranteed by the consultant. On September 30, 2013, the parties agreed that the consulting agreement was voided ab initio in exchange for the cancellation of the $2,950 receivable and the termination of further obligations between the parties. Accordingly, the stock grant recognition and share based expense and equity transactions related to this agreement have been voided from inception with the necessary adjustments to equity.

NOTE 4. Investments

During the nine months ended September 30, 2013, the Company’s Subsidiary has sold 10,004 shares of MacuCLEAR Preferred Stock for $12.00 per share to unrelated parties. In June 2013, the Company acquired 19,268 shares of common stock of MacuCLEAR, Inc. (“MacuCLEAR”) from the President of the Company and (See Note 7). As of September 30, 2013, the Company’s Subsidiary owns 97,982 shares of MacuCLEAR Preferred Stock and 19,268 shares of MacuCLEAR common stock. The Company’s Subsidiary is obligated to transfer 95,858 shares of MacuCLEAR common stock to the holders of the Subsidiary Preferred Stock upon redemption. With the acquisition of the 19,268 shares of common stock, the Company’s Subsidiary has 21,392 shares of MacuCLEAR Preferred Stock which are currently being marketed for capital reallocation as a current asset. The carrying value for the 21,392 shares of MacuCLEAR Preferred Stock being marketed receive Level 3 Fair Value Measurement under ASC 820 of $12.00 per share based on continuing sales by MacuCLEAR of new issues of Preferred Stock with the same designations. Due to the acquisition of the MacuCLEAR common stock in June 2013, the fair value of the Company’s direct holdings of MacuCLEAR Preferred Stock at $12.00 per share resulted in an asset valuation increase of $181,216 and a corresponding earnings adjustment to Subsidiary income. The 95,858 shares of MacuCLEAR common and Preferred Stock held beneficially are recorded at cost in the amount of $207,422.

NOTE 5. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company incurred accretion expense of $260 based on the utilization of the assets acquired beginning in the fourth quarter of 2012. The Company has not increased the asset retirement obligation for the nine months ended September 30, 2013 due to only nominal impact.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of September 30, 2013, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2012.

NOTE 7. Related Party Transactions

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest expense of $178 and our Subsidiary paid $15,400 as a partial payoff of the amounts owed to SIG Partners, LC. During the second quarter, the Subsidiary purchased 19,268 shares of MacuCLEAR common stock from the President for $92,486. The Company entered into a promissory note for the total purchase price. The promissory note bears interest at 5% per annum and is due on or before December 31, 2013. The difference of $83,815 between the purchase price for the MacuCLEAR common stock and the President’s cost basis was applied as a reduction to our Subsidiary’s paid-in capital. During the current quarter, the Subsidiary made a payment of $30,850 to reduce the principal to $61,636.

During 2013, our Subsidiary has paid $20,406 to SIG Partners, LC, as a reduction to the accrued liabilities related to the development of the oil and gas properties acquired in 2012 and 2010. During the current quarter, the Company has borrowed $24,860 from NR Partners to pay certain payables and our Subsidiary has made repayments of $23,250 to NR Partners to satisfy certain current and previous borrowings. For the nine months ended September 30, 2013, the Company has received net proceeds from related parties of $16,100 and made repayments of $73,298. NR Partners is a partnership comprised of the President and a director of the Company and SIG Partners, LC is an entity owned by the President of the Company. During September 2013, the Company borrowed $5,000 from a director under a promissory note due and payable on or before December 31, 2013.

NOTE 8. Commitments and Contingencies

None.

NOTE 9. Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of September 30, 2013 and have determined that there is no event or transaction which has occurred that would require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A. Risk Factors” and other cautionary statements in our Form 10-K for 2012, (2) our reports and registration statements filed from time to time with the SEC, and (3) other announcements we make from time to time. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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

Regent intends to rely on joint ventures with qualified operating oil and natural gas companies to operate its projects through the exploratory and production phases. This will reduce general and administrative costs necessary to conduct operations. As of the date of this filing, Regent is not the operator of any of the oil and natural gas wells in which it owns an interest. The cost of future oil and natural gas projects will be funded through borrowings and, if appropriate, sales of common or preferred stock of the Company or our subsidiary or sales of our investment in MacuCLEAR Preferred Stock.

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

Please read “Item 1A. Risk Factors” — The Company’s estimated reserves are based on many assumptions that may turn out to be inaccurate.  Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” and please read the notes following the consolidated financial statements for the year ended December 31, 2012 in conjunction with the reserve estimates, both incorporated herein from the Registrant’s Form 10-K for the year ended December 31, 2012.

Results of Operations

We reported net loss applicable to common stock of $12,460 and $24,829 for the three month periods ended September 30, 2013 and 2012, respectively. Also, we reported net income of $109,796 for the nine months ended September 30, 2013 as compared to net loss of $49,022 for the same period in 2012. The net income for 2013 was generated by a one-time charge to earnings of $181,216 during the second quarter due to the change in the fair value measurement of part of our investment in MacuCLEAR Preferred Stock. The change in fair value was due to a release of previously restricted MacuCLEAR Preferred Stock held at cost as a result of satisfying the requirement of the restrictions. The decrease in production for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was the result of our two test wells being shut-in due to equipment failure and improvements to the water injection well. During September, pumping was resumed for one of the wells and the other should be producing during the fourth quarter.

General and administrative expenses increased by $12,235 for the third quarter 2013 as compared to 2012 primarily due to legal expenses for ongoing new venture negotiations. Interest expense was $821 for the current quarter compared to interest expense of $81 for the same period in 2012 due to promissory note executed in June 2013 for the purchase of shares of MacuCLEAR common stock (see Note 4 to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

Liquidity and Capital Resources

Regent has funded operations through short-term borrowings and equity investment sales in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. There is no assurance that sufficient funding will be available from additional related party borrowings, investment sales and private placements to meet our business objectives including anticipated cash needs for working capital.

Net cash flows used in operating activities was $62,712, for the nine months ending September 30, 2013, compared to $3,838 of net cash used for the same period in 2012, primarily due to the payments for the reduction of accrued liabilities and payments on accounts payable in 2013.

Net cash provided by investing activities for the nine months ending September 30, 2013 was $120,048 compared to $30,597 in 2012. The net cash provided for both periods was due to the sale of a portion of the Company’s investment in MacuCLEAR Preferred Stock offset in 2012 by capital expenditures of $73,107.

Net cash flows used by financing activities for the fiscal period ending September 30, 2013 was $67,198 compared to net cash used of $33,650 for the same period in 2012. Cash used in 2013 included the payment of $10,000 for the payment of a promissory note to a stockholder and $73,298 for debt reduction related to borrowings from related parties. Cash used for the same period in 2012 was for the partial payments to the promissory note for the oil and natural gas property acquisitions in 2010.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three and nine months ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that have altered management’s conclusions of inherent limitations within the Company regarding internal controls as of December 31, 2012, which conclusions are incorporated herein by reference.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not aware of any pending claims or assessments that may have a material adverse impact on Regent’s financial position or operations.

Item 1A.	Risk Factors

The discussion in Part I, “Item 1A. Risk Factors” in the Company’s 2012 Form 10-K, of the risk factors which could materially affect the Company’s business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

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

REGENT TECHNOLOGIES, INC.

Dated: November 12, 2013	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

