Form 10-K
period 2013-12-31
REGENT TECHNOLOGIES INC
filed 2014-03-31
CIK 319200

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from: ___________________ to ____________________

001-13621

(Commission File Number)

REGENT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0807913
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

5646 Milton, Suite 722, Dallas, Texas 75206

(Address of principal executive offices, including zip code)

(855) 744-7449

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:   Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐  No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐  No ☑

As of March 31, 2014, the registrant had 22,360,233 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2013.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC.

Table of Contents Index to Financial Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”), and (3) other announcements we make from time to time.

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

Table of Contents Index to Financial Statements

Farm-in or farm-out is an agreement whereby the owner of a working interest in an oil and natural gas lease or license assigns the working interest or a portion thereof to another party who desires to drill on the leased or licensed acreage. Generally, the assignee is required to drill one or more wells to earn its interest in the acreage. The assignor (the “farmor”) usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in,” while the interest transferred by the assignor is a “farm-out.”

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition. The SEC provides a complete definition of field in Rule 4-10 (a) (15).

PV-10 is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying the 12-month average price for the year and holding that price constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). PV-10 is not a Generally Accepted Accounting Principles (“GAAP”) financial measure.

Productive well is an exploratory, development or extension well that is not a dry well.

Proved reserves are those quantities of oil and natural gas which, by analysis of geosciences and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. As used in this definition, “existing economic conditions” include prices and costs at which economic producibility from a reservoir is to be determined. The prices shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based on future reconditions. The SEC provides a complete definition of proved reserves in Rule 4-10 (a) (22) of Regulation S-X.

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

In this Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Regent” refer to Regent Technologies, Inc., a Colorado corporation, and Regent’s wholly owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to as “Regent NRCo.”

Table of Contents Index to Financial Statements

PART I

ITEM 1.	BUSINESS

General

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. Beginning in the third quarter of 2010, the Company refocused its core business objectives and strategy on oil and gas exploration and development. The Company’s subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. (“Regent NRCo”). Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of producing oil and natural gas properties.

Our Properties and Strategies for 2014

Our property focus for 2014 is on the development of the leaseholds in which we have an interest in the Eagle Ford Shale Trend and the East Texas Fault-line Fields.

Eagle Ford Shale Trend

In December 2013, we entered into an agreement to explore and develop a lease covering 2,400 gross acres in the Pearsall Field in Zavala County, Texas. The gross leasehold has proved oil and gas reserves in the Austin Chalk formation and is prospective for oil and gas in the Eagle Ford shale, Buda Limestone and Pearsall shale formations. The lease produced over 140,000 barrels of oil since 1990 from two wells completed in the Austin Chalk and one well continues to produce 3-5 barrels per day. Regent has negotiated a 43% working interest for the re-completion or deepening of two Austin Chalk wells and has the exclusive right to negotiate future exploration. Ongoing Austin Chalk and Eagle Ford co-development is planned, pending results from our early wells. Co-development will leverage our assets within this Eagle Ford producing area and potentially increase our net acreage to 1,000 acres. We will continue to evaluate the Eagle Ford, Buda and Pearsall formations in 2014 covered by this tract and others in the area.

East Texas Fault-line Fields

We initiated our production of oil from the Woodbine formation in October 2010 with our purchase of a small non-operated net profits interest in Hill County, Texas. We now hold leases covering 65 gross acres and have tested one well with Austin Chalk formation production. Evaluation of the Woodbine and Austin Chalk formations across our acreage position has led to plans for further leasing in Hill and Limestone counties with plans to re-complete two wells in 2014.

Our strategic imperatives include:

•	Selectively pursuing strategic partnerships with industry partners that may expand or complement our energy technology development operations.
•	Focusing on reservoirs with known hydrocarbon production primarily in conventional, shallow, low-cost, permeable carbonate reservoirs with decades of production history.
•	Entering into joint ventures with oil and natural gas operators who have extensive experience and expertise in the areas selected for exploration to allow us to obtain working interests in a number of prospects with minimal overhead.

Table of Contents Index to Financial Statements

Oil and Natural Gas Reserves

The following table sets forth our estimated proved reserves, as of December 31, 2013, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 12/31/13)
	Oil	NGL	Gas	PV-10
	(MBbls)	(MBbls)	(MMcf)	($m)
Proved developed--Producing	1.5	—	—	$46.9
Proved developed--Non-producing	32.0	—	—	1,158.3
Proved undeveloped	101.2	—	36.6	4,354.1
Total Proved (1)(2)	134.7	—	36.6	$5,559.3

________________

(1)	The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $5.56 million at December 31, 2013. The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2013 were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2013 through December 2013. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $91.50 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.
(2)	None of our oil reserves are derived from non-traditional sources.

Reserve Estimation Procedures

Overview. Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our December 31, 2013 reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir. We reflect changes to undeveloped reserves that occur in the same field as revisions to the extent that proved undeveloped locations are revised due to changes in future development plans, including changes to proposed lateral lengths, development spacing and timing of development. As of December 31, 2013, our proved undeveloped reserves included 101.2 MBbls of oil and 36.6 MMcf of natural gas of undeveloped reserves. The proved undeveloped reserves associated with our Pearsall Field property represented all of our undeveloped natural gas reserves and approximately 37.3 MBbls of our proved undeveloped oil reserves. The remaining proved undeveloped oil reserves are primarily associated with developing reserves in our Woodbine and Austin Chalk reservoirs in East Texas.

Table of Contents Index to Financial Statements

Processes and Controls. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm MKM Engineering, Inc. of Plano, Texas (“MKM”), has estimated our oil and natural gas reserves and the present value of future net revenues there from as of December 31, 2013. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2013. MKM meets the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MKM does not own an interest in any of our properties and is not employed by us on a contingent basis. We provide historical information to MKM for our properties such as ownership interest; oil and natural gas production; well test data; commodity prices; and operating and development costs.

MKM’s estimates of our reserves conform to the guidelines of the SEC and the estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our financial derivative activities. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry. The reserve information shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, and the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2013. Please read “Item 1A. Risk Factors -- Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.” You should also read the notes following consolidated financial statements for the year ended December 31, 2013 in conjunction with the reserve estimates. Since January 1, 2010, we have not filed an estimate of our net proved oil and natural gas reserves with any federal authority or agency other than the SEC.

Acreage

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The table below sets forth our undeveloped and developed gross and net developed gross and net leasehold acreage as of December 31, 2013.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

62	50	438	137	500	187

For additional financial information and discussion of our plans, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Developments” and our Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

Table of Contents Index to Financial Statements

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

Government Regulation and Environmental Matters

Oil and natural gas exploration, production and related operations and activities are subject to extensive rules and regulations promulgated by federal, state and local governmental agencies. Failure to comply with such rules and regulations can result in substantial penalties. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production. A summary of the significant environmental laws to which our business operations are subject is included in Item 1A below.

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

Table of Contents Index to Financial Statements

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

Employees

Other than our directors and officers, as of December 31, 2013, we do not have employees.

Transfer Agent

On December 28, 2007, the Company appointed Securities Transfer Corporation as the Transfer Agent to handle securities transactions for the Company. The address for Securities Transfer Corporation is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or through internet access via the EDGAR reporting system. Additional information is available at our website at www.regt.co.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, some of which are beyond our control. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. The nature of our business activities further subjects us to certain hazards and risks. One should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this report may contain “forward-looking” statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ from those contained in any forward-looking statements. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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

Table of Contents Index to Financial Statements

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and natural gas. These risks include, but are not limited to:

•	the possibility of unsuccessful exploration and development drilling activities;
•	our ability to replace and sustain production;
•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;
•	our level of indebtedness;
•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;
•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;
•	the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures;
•	hurricanes and other weather conditions;
•	lack of availability of goods and services;
•	regulatory and environmental risks associated with drilling and production activities; and
•	the other risks described in this Form 10-K.

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

BUSINESS RISKS AND COSTS

Oil and gas exploratory drilling inherently involves a high degree of risk.

There can be unprofitable efforts, not only from dry holes but from wells which, though productive, do not produce oil or gas in sufficient quantities to return a profit on the amounts expended. The results of any well cannot be determined in advance. The selection of leases and drill sites and the drilling of wells are not exact sciences and the results of such drilling cannot be predicted. The ratio of productive oil and gas wells may be low when compared to the total number of wells drilled. Even though a well is drilled in an area adjacent to known and existing production, there is no assurance that such drilling will locate the productive zones, or that such productive zones, if located, will have the attributes necessary for commercial production sufficient to recoup the capital expended in placing such well in production. A well may also be ruined or rendered dry or noncommercial during either drilling or completion due to technical or mechanical difficulties. Should a well be successfully drilled to the required depth, and tests thereafter indicate hydrocarbon-formations with sufficient porosity and permeability to warrant completion, there is still no assurance that production will be obtained or that any or all sums expended thereon will be recouped through production. The extent and value of a well, any underlying reservoir of oil or gas, and the amount and rate of future production cannot be determined with reasonable accuracy unless and until the well has a history of continuous production over a period of time sufficient to provide a reservoir engineer with data upon which an evaluation may be reasonably based.

Production from all oil and gas wells will decline over time.

The actual decline curve is subject to numerous factors and cannot, in normal circumstances, be calculated in advance. The production from oil and gas wells is also subject to fluctuation for a myriad of reasons. Oil and/or gas production may not be stable on a month-to-month basis and may be subject to sudden decline.

Table of Contents Index to Financial Statements

Marketing of oil and gas production is not assured.

The price at which oil and gas may be sold is dependent upon the availability of a ready market for and the actual marketing of any oil and gas produced. The price of production affects the rate of return on capital invested, and, in some instances, affects whether a well, and its production at that price, may be deemed commercial or profitable. The availability of a ready market and the actual marketing depend upon numerous factors beyond the control of the Company, the effect of which factors cannot be predicted. These non-controllable factors which affect the price and the amount of production of oil and gas are imports (quality and quantity, quota restrictions), allowable production, new discoveries, regulatory laws (including pollution controls), weather conditions, the marketing and competitive position of other fuels, the availability and carrying capacity of pipeline or trucking facilities, and the fluctuation of supply and demand.

Operational and environmental hazards will affect profitability.

Hazards such as unusual formations, pressures, and other unforeseen conditions are sometimes encountered in drilling wells. Additionally, it is not unusual to encounter unexpected problems or conditions that necessitate the abandonment of the well. Sometimes substantial uninsured liabilities to lessors, third parties or governmental agencies may be incurred in connection with the drilling, operation or abandonment of a well. In addition, numerous environmental liability statutes are potentially applicable to well operations, and these statutes may carry permitting, remediation, and penalty provisions that could have a substantial impact upon the Company’s interests and may involve direct uninsured liability of the Company. There is no assurance that the level of insurance coverage obtained by the Company will be sufficient to cover all potential liability incurred by the Company. Further, there may be occurrences resulting in expenses or liabilities to third parties that are of a nature that cannot now or may not in the future be insured.

Our income from production could be delayed.

The Company will be engaged in the exploration for and possible development of oil and gas reserves. Although not expected, unavailability of or delay in obtaining necessary materials for drilling or completion of wells or title opinions to date of first production could delay the receipt of income, if any, for significant periods after discovery. Although not expected, unavailability of or delay in connection with pipelines or other transportation systems, delays in obtaining satisfactory contracts and connections for oil and/or gas wells, and other unforeseen circumstances, could also postpone the receipt by the Company of income from any well.

We will experience competition from numerous entities.

There are other individuals, partnerships, and major and independent oil companies which are in competition with the Company, some of which have greater financial and technical resources than those available to the Company.

Possible shortages could occur.

From time to time, increased drilling activities have created shortages of certain equipment necessary in the drilling and/or completion of oil and/or gas wells. When this occurs, the prices at which equipment is available escalate. Recently, there has been an increase in drilling activity and demand for oil and gas well services, which has increased the operating costs associated with production. It could be anticipated that such shortage could continue for some period and could cause the price paid for rigs, services and equipment to continue to escalate. Such increased costs of drilling and completing wells will affect how much interest we might have in any given prospect for the amount of funds we have available to invest in such prospect and negatively affect the Company’s return on capital.

Table of Contents Index to Financial Statements

Our financial condition is limited.

We have limited resources and will be unable to undertake our exploration program unless we are able to raise additional capital.

We are a relatively new business.

Our operations are subject to all of the risks inherent in establishing a new business enterprise. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business. We cannot warrant or provide any assurance that our business objectives will be accomplished.

We have nominal proved reserves and production.

We have nominal proved reserves and current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

Voting control is vested in the current holders of Common Stock.

Voting control is vested in the current holders of Common Stock before and after this offering and the conversion of the Preferred Stock.

Cash dividends may not be paid to shareholders.

You may receive little or no cash or stock dividends on your shares of Preferred Stock. The board of directors has not directed the payment of any dividends, does not anticipate paying dividends on the shares for the foreseeable future and intends to retain any future earnings to finance our growth. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

There is significant competition in the oil and gas industry, and some of our competitors have more capital.

The oil and gas exploration business is highly competitive and has few barriers to entry. We will be competing with other oil and gas companies and investment partnerships to develop oil and gas properties in the United States and to purchase equipment and obtain labor necessary to complete wells. Many of our competitors are larger than us and have substantially greater access to capital and technical resources and may therefore have a competitive advantage.

Fluctuation in oil and gas prices could adversely affect our financial condition.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital may depend substantially on prevailing prices for oil and natural gas. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In addition, we assess the carrying value of our assets annually in accordance with generally accepted accounting principles under the full cost method. If oil and gas prices decline, the carrying value of our assets could be subject to downward revision.

Table of Contents Index to Financial Statements

The loss of key individuals could adversely impact our business.

We are highly dependent on the services of key individuals. The loss of certain of key individuals would likely have a material adverse impact on the development of our business. We currently do not maintain key employee insurance policies.

The failure to obtain financing could have a material adverse effect.

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

The majority of our outstanding common stock is closely held and does not trade in an open market.

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

We may not be able to improve operational and financial systems for growth.

As the Company continues to grow, it will also need to recruit and retain additional qualified management personnel, and its ability to do so will depend upon a number of factors, including the Company’s results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. At the same time, the Company will likely be required to manage an increasing number of relationships with various customers and other parties. If the Company’s management personnel, systems, procedures and controls are inadequate to support its operations, expansion could be slowed or halted and the opportunity to gain significant additional market share could be impaired or lost. Any inability on the part of the Company’s management to manage the Company’s growth effectively may adversely affect its results of operations.

Internal controls may be inadequate.

Although the Company evaluates its internal controls over financial reporting and the Company’s disclosure controls and procedures at the end of each quarter, any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s results of operations.

Table of Contents Index to Financial Statements

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

We are subject to costly governmental regulations.

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

The federal government has recently set forth budget proposals which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will greatly reduce the investment capital available to those in the industry as well as our Company. An extended time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

Table of Contents Index to Financial Statements

OIL AND GAS RESERVE ASSUMPTIONS

Estimates of oil and natural gas reserves are inherently imprecise. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds for capital expenditures. The present value of future net cash flows from our proved reserves may not be necessarily the same as the current market value of the Company’s estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the day of estimate which may change suddenly and significantly.

ENVIRONMENTAL RISKS AND COSTS

General. Our operations will be subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these laws and regulations may require the acquisition of permits before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business. While we believe that we are in substantial compliance with current applicable federal and state environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations or financial condition, there is no assurance that this will continue in the future.

Hazardous Substances and Wastes. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the sites where the release occurred, and companies that disposed or arranged for the disposal of hazardous substances released at the site. Under CERCLA, these persons may be subject to joint and several strict liabilities for remediation costs at the site, natural resource damages and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

We will generate materials in the course of our operations that are regulated as hazardous substances. We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes which impose requirements related to the handling and disposal of solid and hazardous wastes. An exclusion exists under RCRA from the definition of hazardous wastes for certain materials generated in the exploration, development or production of oil and gas, however these wastes may be regulated by the U.S.

Environmental Protection Agency (the “EPA”) and state environmental agencies regulate non-hazardous “solid” wastes. We generate petroleum product wastes and ordinary industrial wastes that may be regulated as solid and hazardous wastes. The EPA and state agencies have imposed stringent requirements for the disposal of hazardous and solid wastes.

Table of Contents Index to Financial Statements

We currently own or lease, or have the option to own or lease, properties that have been used for oil and natural gas exploration and production for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes and petroleum hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third parties whose treatment and disposal of hazardous substances, wastes and petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges. The Federal Water Pollution Control Act, as amended, (“Clean Water Act”), and analogous state law, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990 (“OPA”) imposes a variety of requirements related to the prevention of oil spills into navigable waters. OPA subjects owners of facilities to strict, joint and several liabilities for specified oil removal costs and certain other damages including natural reservoir damages arising from a spill.

The disposal of oil and gas wastes into underground injection wells are subject to the Safe Drinking Water Act as well as analogous state laws. Under Part C of the Safe Drinking Water Act, the EPA established the Underground Injection Control Program, which establishes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities as well as a prohibition against the migration of fluid containing any contaminants into underground sources of drinking water. State programs may have analogous permitting and operational requirements. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for property damages and personal injury. In addition to the underground injection operations, our activities include the performance of hydraulic fracturing services to enhance any production of natural gas from formations with low permeability, such as shale. Hydraulic fracturing is typically regulated by state oil and gas commissions.

However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injunction Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has continued to study of the potential environmental impacts of hydraulic fracturing activities and a committee of the U.S. House of Representatives is conducting an investigation of hydraulic fracturing practices. In addition, legislation was proposed in the recently completed session of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process, and such legislation could be introduced in the current session of Congress. Moreover, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could increase our costs of compliance, impose operational delays, and make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and natural gas being produced. The EPA released a progress report on its study on December 21, 2012 and expects to release a final draft for public comment and peer review in 2014.

Air Emissions. The Federal Clean Air Act, as amended, and comparable state laws, regulates emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations.

Table of Contents Index to Financial Statements

Climate Change. In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and also trigger construction and operating permit review for GHG emissions from certain stationary sources, effective January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges. However, the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing or requiring state environmental agencies to implement the rules. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities, which may include certain of our operations.

In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Endangered Species. The federal Endangered Species Act and analogous state laws restrict activities that could have an adverse effect on threatened or endangered species or their habitats. Some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Employee Health and Safety. We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local governmental authorities and citizens.

Other Laws and Regulations. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Table of Contents Index to Financial Statements

ITEM 2.	PROPERTIES

The location and general character of our physical properties have been described under Item 1. Business. Estimated net reserves are set forth in Item 1 and Item 8. Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves. The basis for estimating these reserves is discussed in Item 1. Reserve Estimation Procedures.

ITEM 3.	LEGAL PROCEEDINGS

We have no litigation and no known pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents Index to Financial Statements

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Regent’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “REGT.” For the period ended December 31, 2013, security dealers did not report high and low bid quotations.

Shares Available Under Rule 144

There are currently 20,441,439 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 (the “Act”). Most of the restricted shares are held by affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least a year, including affiliates, may sell publicly without registration under the Act, within any three-month period, assuming compliance with other provisions of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding; or
2.	The average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company. Under Rule 144(k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Holders

As for December 31, 2013, based on information provided by our transfer agent, Securities Transfer Corporation, the number of holders or record of our common stock was 2,022.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Other Shares Which May Be Issued

The Company has no further commitments to issue common stock as of the date of this filing. See Note 3 - “Share- Based Compensation” to our consolidated financial statements for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

Table of Contents Index to Financial Statements

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business strategy, our results of operations and our financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking and involve risks and uncertainties, which could cause actual results to differ from those expressed. See the “Cautionary Note” at the beginning of this report and “Risk Factors” in Item 1.A for an additional discussion of some of these factors and risks. Factors that may cause our actual results to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to generate additional capital to complete our oil and natural gas activities
•	Risks inherent in oil and natural gas acquisitions, exploration, drilling, development and production; price volatility of oil and natural gas
•	Competition from other technology and oil and natural gas companies
•	Shortages of equipment, services and supplies
•	Government regulation and environmental matters

These forward looking statements include statements regarding:

•	Regent’s financial position and business strategy
•	Proved or possible reserve quantities and net present values of those reserves
•	Plans and objectives of management of Regent for future operations and capital expenditures
•	Revenue and cash flow projections

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

Regent intends to rely on joint ventures with qualified operating oil and natural gas companies to operate its projects through the exploratory and production phases. This will reduce general and administrative costs necessary to conduct operations. As of the date of this filing, Regent is not operating any of the oil and natural gas wells in which it owns an interest but instead relies on third party companies to operate its oil and natural gas activities at this time. The cost of future oil and natural gas projects would be funded through borrowings and, if appropriate, sales of common or preferred stock of the Company or our subsidiary.

Table of Contents Index to Financial Statements

East Texas Fault-line Fields. We have utilized 2 proprietary chemicals to treat formation damage and are reviewing a proposal to further stimulate the producing zones of two shallow oil wells. The primary objective of owning and operating our two wells is to gain experience with technologies that can enhance production in wells that have been abandoned or have remained dormant for a lengthy period of time. One well has produced over 32,500 barrels of oil from the Woodbine formation and one well has produced approximately 16,000 barrels from the Austin Chalk formation. We have proved reserves in the Woodbine and the Austin Chalk formations. We believe there are numerous locations for shallow exploration and production and will pursue new leases in Hill and Limestone counties during 2014 as well as increasing production from the existing wells.

During 2012, we executed our rights to purchase the salt water injection equipment for the Hill County assets including related contract rights and permits plus additional production equipment. We produce a significant amount of water which is very costly to remove in trucks for proper disposal in approved facilities. The injection well is necessary to reduce the significant operating burden and costs of water disposal. Our system consists of a well permitted through the Railroad Commission of Texas, high-pressure injection pump and flow line with storage facilities. During 2013, we experienced significant downtime resulted due to high pressure and currently, the injection well is being re-permitted to increase capacity by adding another formation horizon for injection.

Eagle Ford Shale Trend. In December 2013, we entered into an agreement to explore and develop a lease covering 2,400 gross (120 net) acres in the Pearsall Field in Zavala County, Texas. The gross leasehold has proved oil and gas reserves in the Austin Chalk formation and is prospective for oil and gas in the Eagle Ford shale, Buda limestone and Pearsall shale formations. The lease produced over 140,000 barrels of oil between 1990 and 2000 from two wells completed in the Austin Chalk and one well continues to produce 3-5 barrels per day. The Pearsall Field has experienced four major drilling booms since its discovery in 1933. Energy companies again are seeking to exploit the field’s Austin Chalk formation, a dense Cretaceous limestone renowned for vertical natural fractures and high production volumes.

Regent has negotiated a 43% working interest for the re-completion or deepening of two Austin Chalk wells and has the exclusive right to negotiate future exploration for depths below the Anacacho formation. After review of the pertinent data, this project meets all the criteria to be successful. Given the successful horizontal activity that has taken place in the trend, there is no reason that this area would not encounter the same results. The formation, structure, reservoir quality (porosity and permeability appear to be very similar) and vertical well performance are all approximately the same. Co-development is being discussed which will leverage the investments we have made and support production growth within the Eagle Ford producing area and potentially increase our net acreage to 1,000 acres. We will continue to evaluate the Eagle Ford, Buda and Pearsall formations in 2014 covered by this tract and others in the area.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For the year ended December 31, 2013, the Company had net income of $100,873 compared to a net loss of $59,323 for the same year ended 2012. The net income for fiscal 2013 was primarily the result of unrealized gains of $181,216 due to the fair value measurement of the MacuCLEAR Preferred Stock investment. Oil and gas revenues were down due to the decline in the net profits interest income from downtime related to disposal well permitting issues which should be resolved during the first or second quarter of 2014. General and administrative expenses were $77,934 for the period ended December 31, 2013 compared to $67,711 for the period ended December 31, 2012. The increase was the result of higher accounting and audit expense, plus new expenses of $21,000 for legal fees related to ongoing acquisition negotiations. Interest expense was $1,181 for 2013 down from $2,072 for 2012 due to lower interest-bearing debt during 2013.

Table of Contents Index to Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company had total assets of $664,550 and total liabilities of $140,177, compared to total assets of $625,547 and total liabilities of $116,281 as of December 31, 2012. Accounts payable reflect an increase for the period ended December 31, 2013 from December 31, 2012 of $24,106, due to increased legal and accounting expenses for services related to two ongoing acquisition negotiations. We believe that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year. Regent has funded operations through short-term borrowings and equity investment sales in order to meet its obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. There is no assurance that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital.

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

Cash Flows

Net cash flows used in operating activities was $63,475 for the year ended December 31, 2013, compared to net cash flows used of $9,171 for the same period in 2012, primarily due to the increase in legal and accounting expenses and the reduction of accrued liabilities. Revenues from the Company’s oil and gas activities was $1,753 in 2013 compared to $14,902 in 2012 which decreased primarily due to continuing downtime to the salt water injection system for new permitting.

Net cash flows from investing activities was $122,648 in 2013 compared to $22,899 in 2012 due to the sale of a portion of the Company’s investment in MacuCLEAR preferred stock for $123,648 in 2013 and $102,114 in 2012. The Company incurred capital expenditures of $1,000 in 2013 compared to $79,215 in 2012, all related to oil and natural gas expenditures.

Net cash flows used by financing activities was $69,148 for 2013 and $8,002 for 2012. Cash used in 2013 and 2012 for payment reductions to promissory notes was $126,083 and $38,950, respectively. The promissory note reductions for 2013 and 2012 were offset by short term borrowings of $56,935 and $30,948, respectively. Cash used in 2013 included the payment of $30,850 for debt reduction related to the acquisition of MacuCLEAR, Inc. common stock.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Table of Contents Index to Financial Statements

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. Actual amounts could differ from those estimates. The significant accounting policies of the Company are described in the notes to the audited financial statements included herein. See Note 1 - “Description of Business and Significant Accounting Policies” to our consolidated financial statements for additional information.

Oil and Natural Gas Activities -- Full-cost Accounting. The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs are amortized on a composite unit-of-production method based on proved oil and natural gas reserves. Estimates of our proved reserves as of each year-end are prepared by a third party engineering firm. In addition, upon significant changes, a third party engineering firm reviews and updates our reserves on a quarterly basis. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized.

Proved Oil and Natural Gas Reserves. Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates and such variances may be material. While the estimates of our proved reserves at December 31, 2013 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

Impairment of Oil and Gas Properties.   We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of our oil and gas assets may not be recoverable. If impairment is indicated based on a comparison of our full-cost carrying value to the undiscounted expected future net cash flows of our oil and gas assets, then impairment is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserves estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for impairment are based on market prices for oil and natural gas for the next three years, with a 5% escalation of prices for subsequent years. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining impairment will differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. To the extent that our assumptions are not met, certain of our evaluated properties which presently have a carrying value of $2.609 million may require impairment in the future. The amount of such impairment would be based on the write down of the full-cost pool to the then total current estimated fair value of our oil and gas assets. In addition to these properties, other properties may become impaired due to downward revisions in reserve or price estimates or for other reasons. Based on this analysis, we did not have a need for impairment as of December 31, 2013.

Table of Contents Index to Financial Statements

RELATED PARTY TRANSACTIONS

See Note 9 - “Related Party Transactions” to our consolidated financial statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

Table of Contents Index to Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents Index to Financial Statements

TURNER, STONE & COMPANY, L.L.P

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Regent Technologies, Inc. and Subsidiary

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and Subsidiary, (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2013 and 2012, and the results of their operations and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

March 31, 2014

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$5,051	$15,026
Accrued oil and natural gas revenue	—	5,900
Prepaid expenses and other	—	2,950
Investments (Note 4)	244,428	145,536
Total current assets	249,479	169,412

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	200,021	199,049
Net profits production interest	4,167	4,561
Equipment and other fixed assets	381	693
Total property and equipment, net	207,649	207,383

Investments (Note 4)	207,422	248,752
TOTAL ASSETS	$664,550	$625,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$43,497	$19,391
Notes payable - stockholder	—	10,000
Notes payable - related parties	57,960	31,348
Accrued interest payable	1,907	623
Accrued liabilities - related parties	26,153	44,259
Total current liabilities	129,517	105,621
LONG TERM LIABILITIES:
Asset retirement obligation	10,660	10,660
Total liabilities	140,177	116,281

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued and outstanding, Registrant	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 22,360,233 and 22,610,233 shares issued and outstanding, respectively	223,602	226,102
Paid-in capital in excess of par	3,545,875	3,629,141
Accumulated deficit	(3,255,054)	(3,355,927)
	524,373	509,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,550	$625,547

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2013	2012

REVENUES:
Oil and natural gas revenues	$1,753	$14,902
Other	—	25

OPERATING EXPENSES:
Lease operating expense	2,166	1,594
Production and other taxes	81	296
Depreciation, depletion and amortization	734	727
Accretion of asset retirement obligation	—	260
General and administrative	77,934	67,711

Operating loss	(79,162)	(55,661)

OTHER INCOME (EXPENSE):
Net change in fair value measurement	181,216	(1,590)
Interest, net	(1,181)	(2,072)

Total other income (expense)	180,035	(3,662)

Income (loss) before provision for income taxes	100,873	(59,323)

Provisions for income taxes	—	—

Net income (loss) applicable to common stockholders	$100,873	$(59,323)

PER COMMON SHARE:
Net income (loss) applicable to common stockholders -- (basic and diluted)	$—	$—

Weighted average shares outstanding	22,360,233	22,380,538

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Total
	Preferred Stock		Common Stock		Additional		Stockholders’
	Issued	Par	Issued	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Balance at December 31, 2011	99,500	$9,950	22,360,233	$223,602	$3,629,141	$(3,296,604)	$566,089
Issuance of common stock for services at $.01 per share	—	—	250,000	2,500	—	—	2,500
Net loss for 2012	—	—	—	—	—	(59,323)	(59,323)
Balance at December 31, 2012	99,500	9,950	22,610,233	226,102	3,629,141	(3,355,927)	509,266

Change to paid-in capital and common stock for stock exchange for debt	—	—	(250,000)	(2,500)	550	—	(1,950)
Reduction to paid-in capital for MacuCLEAR stock acquisition, reduced to related party basis	—	—	—	—	(83,816)	—	(83,816)
Net income for 2013	—	—	—	—	—	100,873	100,873
Balance at December 31, 2013	99,500	$9,950	22,360,233	$223,602	$3,545,875	$(3,255,054)	$524,373

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100,873	$(59,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	734	727
Net change in fair value measurement	(181,216)	—
(Gain) loss from sale of investment	—	1,590
Accretion of asset retirement obligation	—	260
Share-based compensation	—	2,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense and other	2,950	(2,950)
(Increase) decrease in accounts receivable	—	2,085
(Increase) decrease in accrued oil and natural gas revenue	5,900	(5,900)
Increase (decrease) in accounts payable	24,106	16,754
Increase (decrease) in accrued liabilities - related parties	(18,106)	34,815
Increase (decrease) in accrued interest payable	1,284	271
Net Cash Used In Operating Activities	(63,475)	(9,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas interests	(1,000)	(79,215)
Proceeds from sale of investments	123,648	102,114
Net Cash Provided By Investing Activities	122,648	22,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings - stockholder	—	10,000
Repayments - stockholder	(10,000)	—
Borrowings - related parties	56,935	20,948
Repayments - related parties	(116,083)	(38,950)
Net Cash Used In Financing Activities	(69,148)	(8,002)

INCREASE (DECREASE) IN CASH	(9,975)	5,726
CASH, BEGINNING OF YEAR	15,026	9,300
CASH, END OF YEAR	$5,051	$15,026

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$178	$—
Cash paid during the year for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Note payable for investment in MacuCLEAR common stock	$92,486	$—
MacuCLEAR preferred stock exchange for note payment	$8,676	$—

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, “Development Stage Activities” (“ASC 915”) of the “Financial Accounting Standards Codification (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles.” As of January 1, 2013, due to our ongoing oil and natural gas development activities and future plans for exploration and production, management has determined that ASC No. 915 is no longer applicable and accordingly, the ASC No. 915 development stage reporting format has been discontinued. In this Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Regent” refer to Regent Technologies, Inc. and Regent’s wholly-owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to herein as, the “Subsidiary,” or “Regent NRCo.”

Consolidation Principles

The consolidated financial statements of the Company included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. Intercompany balances and transactions have been eliminated in consolidation. Certain data in the prior period’s financial statements have been adjusted to conform to the presentation of the current period.

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

Oil and Natural Gas Properties

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Estimates of our proved reserves as of December 31, 2013 were prepared by a third party engineering firm (See Note 10).

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

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk. In accordance with the requirements of ASC No. 820, “Fair Value Measurement” (“ASC 820”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable also approximate fair value based on the terms of these instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

•	Level 1 Inputs—unadjusted quoted market prices in active markets for identical assets or liabilities;

•	Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness; and

•	Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on the Company’s various assumptions and future commodity prices. Included in this level is the carrying value of our investment in MacuCLEAR Preferred Stock (see Note 4). None of our investments are held for trading purposes.

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, “Earnings per Share” (“ASC 260”), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2013 and 2012, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recently Accounting Pronouncements

During the year ended December 31, 2013, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.    Going Concern Uncertainties

As of the date of this 2013 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 3.    Share-Based Compensation

Stock grants are intended to promote the interests of the Company by providing a means by which employees, consultants and directors may acquire or increase their equity interest in the Company and may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. In 2007, we began granting a series of restricted stock awards with varying vesting periods. During the vesting period, ownership of the shares cannot be transferred and the shares are subject to forfeiture if employment ends before the end of the vesting period. Restricted shares are not considered to be issued and outstanding until the restrictions lapse and/or they vest.

Effective October 1, 2012, the Company entered into an agreement to grant as compensation certain amounts of restricted common shares for consulting services. The consulting agreement included an immediate grant and additional grants of up to an additional 500,000 restricted common shares, vesting and issued quarterly beginning December 31, 2012. Pursuant to the agreement, the Company advanced $2,950 to the consultant as a loan. On September 30, 2013, the parties agreed that the consulting agreement was voided ab initio in exchange for the cancellation of the $2,950 receivable and the termination of further obligations between the parties. The stock grant recognition and share based expense and equity transactions related to this agreement have been voided from inception with the necessary adjustments to the financial statements. For financial reporting purposes this transaction has been reflected net of common shares issued for services in the accompanying consolidated statements of stockholders’ equity.

NOTE 4.    Investments

As of December 31, 2013, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. In June 2013, the Company’s President transferred 19,268 shares of MacuCLEAR common stock to the Subsidiary for $4.80 per share (See Note 9). The 99,500 outstanding shares of Subsidiary Preferred Stock will be partially redeemed with MacuCLEAR common and preferred stock (See Note 8). The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary Preferred Stock is held at cost or basis whichever is less.

During 2013 and 2012, the Company’s Subsidiary sold 10,304 and 8,642 shares, respectively, of MacuCLEAR Preferred Stock for $12.00 per share. All of the sales were to unrelated parties except the sale of 1,725 shares to a qualified plan controlled by the Company’s President. As of December 31, 2013, the Company’s Subsidiary is holding 20,369 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $12.00 per share based on sales by MacuCLEAR of new issues of Preferred Stock with the same designations. Following the MacuCLEAR common stock transaction in June 2013, the Company’s number of shares of direct holdings of MacuCLEAR Preferred Stock increased which resulted in an asset valuation increase of $181,216 and a concurrent earnings adjustment.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company incurred accretion expense of $260 based on the utilization of the assets acquired beginning in the fourth quarter of 2012. The Company has not increased the asset retirement obligation for the year ended December 31, 2013 due to only nominal impact.

NOTE 6.    Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2013 and 2012, the Company had a deferred tax asset totaling approximately $56,198 and $181,115, respectively, which relates to the Company’s cumulative net operating loss carry forward totaling approximately $169,000 which will expire through 2031. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an “ownership change” as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an “ownership change” as defined by the Internal Revenue Code of 1986, the Company’s ability to utilize the net operating losses could be reduced. A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31,
	2013	2012

Tax benefit (expense) computed at statutory rate	$(34,297)	$20,426
State income taxes	—	—
Expiration of NOL carryforward, net of utilization	(105,900)	(116,610)
Increase in valuation allowance	140,197	96,184
	$—	$—

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2013 and 2012, the significant components of the Company’s deferred tax assets (benefits) and liabilities are summarized as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$56,198	$181,115
Less valuation allowance	—	(140,197)
	56,198	40,918
Deferred tax liabilities:
Unrealized gain on investments	56,198	40,918
	$—	$—

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    Acquisitions

In December 2013, our subsidiary, Regent Natural Resources Co., entered into an agreement to explore and develop a lease covering 2,400 gross acres in Zavala County, Texas. The leasehold is prospective for oil in the Eagle Ford shale, the Austin Chalk and the Buda Limestone formations. The lease has produced over 140,000 barrels of oil since 1990 from two wells completed in the Austin Chalk and one well continues to produce 3-5 barrels per day. Regent has negotiated a 43% working interest for the re-completion or deepening of two Austin Chalk wells and has the exclusive right to negotiate future exploration. During 2012, Regent NRCo exercised its rights and acquired the salt water injection well and ownership of all equipment related to the operations of two producing wells and the injection system for its leaseholds in Hill County, Texas. SIG Operating, LLC has remained as the operator of record for all acquired interests in Hill County (See Note 9).

NOTE 8.    Stockholders’ Equity

Common and Preferred Stock

The Company’s capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there is no preferred stock outstanding and there are 22,360,233 shares of common stock outstanding.

Holders of Regent’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Regent’s common stock representing a majority of the voting power of Regent’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of Regent’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to Regent’s articles of incorporation.

Holders of Regent’s common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Regent’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to Regent’s common stock.

Stock Options

No options, warrants or similar rights are outstanding as of this report date.

Subsidiary Preferred Stock

Our subsidiary has 99,500 shares of Series A Convertible Preferred Stock outstanding. The stock was sold under a private placement offering for $50,000 units of 10,000 shares each convertible into 10,000 shares of common stock of the subsidiary plus 4,800 shares of common stock of MacuCLEAR common stock. Upon conversion of all of the shares of the Series A Preferred Stock, the Company’s ownership of the subsidiary would be diluted to approximately 90%.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    Related Party Transactions

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest expense of $178. During the second quarter of 2013, the Subsidiary acquired 19,268 shares of MacuCLEAR common stock from the CEO for $4.80 per share under a promissory note for $92,486 which bears interest at 5% per annum and is due on or before June 30, 2014. The difference of $83,816 between the purchase price for the MacuCLEAR common stock and the CEO’s cost basis was applied as a reduction to our Subsidiary’s paid-in capital. This transaction allowed the release of 19,268 shares of MacuCLEAR preferred stock for future disposition as a current asset. During the last six months of 2013, the Subsidiary made a cash payment of $30,850 and a non-cash payment of $8,676 with the transfer of 723 shares of MacuCLEAR preferred stock in exchange for debt to reduce the 2013 year-end balance to $52,960. As of December 31, 2013, the Company has a promissory note outstanding in the amount of $5,000 due and payable to a director on or before June 30, 2014. During the first quarter of 2012, the Subsidiary completed a sale of 1,725 shares of MacuCLEAR preferred stock at $12 per share to a qualified fund controlled by the CEO.

During 2013 and 2012, the Company borrowed various amounts for general corporate purposes under a note payable to NR Partners, a partnership comprised of the CEO and director Dr. David Ramsour. During 2013 and 2012, we borrowed $56,935 and $20,948, respectively, from NR Partners and SIG Operating, LC to help cover operating expenses. Our Subsidiary has made related party loan payments in 2013 and 2012 of $116,083 and $38,950, respectively, including the previously mentioned $30,850 to the CEO. As of December 31, 2013, the amount owed to NR Partners has been reduced to $26,153. NR Partners is a partnership comprised of the CEO and a director of the Company, and SIG Operating, LC is an entity owned by the CEO which serves as the operator of our assets located in Hill County, Texas.

NOTE 10.    Oil and Natural Gas Producing Activities (Unaudited)

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements were prepared by an independent petroleum engineer as of December 31, 2013. Such estimates are in accordance with guidelines established by the SEC and the FASB. All of our reserves are located in Texas. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. A copy of the reserve report for 2013 is furnished as exhibit 99.1 to this Annual Report on Form 10-K.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth estimated proved oil and natural gas reserves together with the changes therein for the years ended December 31, 2013 and 2012.

	Crude Oil	Liquids	Natural Gas
	Bbls	Bbls	Mcf
Quantities of Proved Reserves:
Balance December 31, 2011	70,570	—	—
Acquired properties	2,500	—	—
Revisions of previous estimates	7,979	—	—
Production	(649)	—	—
Balance December 31, 2012	80,400	—	—
Acquired properties (1)	63,630	—	36,590
Revisions of previous estimates (2)	(9,290)	—	—
Production (3)	(40)	—	—
Balance December 31, 2013	134,700	—	36,590

Proved Developed Reserves, Included Above:
Balance December 31, 2012	12,700	—	—
Balance December 31, 2013	33,500	—	—

_____________

(1)	Increase from acquired reserves in 2013.
(2)	Downward revisions of previous estimates were due to new plans to convert a nominal producing well into an injector.
(3)	Reduction of production reflects the downtime primarily from salt water injection permit delays.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2013 and 2012 was as follows:

	2013	2012

Future revenues	$9,525,000	$5,980,000
Future development costs	(400,000)	(228,000)
Future production costs	(964,000)	(858,000)
Future net cash flow before Federal income tax	8,161,000	4,894,000
Future income taxes	(1,088,000)	(652,000)
Future net cash flows	7,073,000	4,242,000
Effect of 10% annual discounting	(2,896,000)	(2,050,000)
Standardized measure of discounted net cash flows	$4,177,000	$2,192,000

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (“Standardized Measures”) do not purport to present the fair market value of a company’s oil and natural gas properties. An estimate of such value should consider, among other factors, anticipated oil and natural gas future prices, the probability of recoveries in excess of the existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision. The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. The future income tax costs give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period. Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2013. The prices used for oil for the years ended December 31, 2013 and 2012 were $91.50 and $89.19, respectively per barrel, adjusted by lease for quality, transportation fees, and regional price differentials.

The changes in standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2013 and 2012 were as follows:

	2013	2012

Balance, beginning of the year	$2,192,000	$1,839,000
Net changes in prices and costs related to future production	(34,000)	23,000
Sales and transfers, net of production costs	(1,500)	(14,900)
Net change due to revisions of quantity estimates	(101,400)	—
Net change due to extensions, discoveries and improved recovery	—	201,200
Net change due to purchases and sales of minerals in place	1,091,300	—
Changes in future development costs	172,000	—
Previously estimated development cost incurred in period	—	—
Net change in income taxes	436,000	(15,000)
Accretion of discount	474,600	235,000
Change in production rates (timing) and other	(52,000)	(76,300)
Net increase (decrease) in standardized measures	1,985,000	353,000
Balance, end of year	$4,177,000	$2,192,000

Table of Contents Index to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the period covered by this annual report, our senior management had responsibility for our disclosure controls and procedures over our financial reporting. Regent’s senior management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act of 1934) as of the end of the period covered by this report. As a result, the chief financial officer has concluded that the evaluation of such controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s report on Internal Control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15f under the Securities Exchange Act of 1934. Regent’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control-Integrated. Based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents Index to Financial Statements

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

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company and their respective ages as of December 31, 2013 are as follows:

Name	Age	Director Since	Position

David A. Nelson	66	June, 2003	Chairman, CEO
Philip G. Ralston	68	June, 2007	Director
David L. Ramsour	73	June, 2007	Secretary, Director

David A. Nelson, Chairman, President and CEO, is a member of the Texas Alliance of Energy Producers, the Oilfield Christian Fellowship, the Texas Bar Association, and has been a licensed attorney in Texas since 1978. His 27 years of oil and natural gas experience includes managing oil and natural gas production and gas gathering systems in Texas, Oklahoma and Louisiana and serving as President of two publicly traded oil and natural gas companies. He started his professional career with Republic National Bank of Dallas in 1971 where he served as a Vice President in the Metropolitan Lending Division. In 1983, he became Corporate Counsel for Richardson Energy Corporation and in 1984 formed a private oil and natural gas company. From January 1999 to September 2001, Mr. Nelson was Sr. Vice President of Baptist Foundation of Texas and President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company. In 2002, he initiated management of private equity investments including oil and natural gas operations. In 2011, he was recognized for his work as the Founding Director of MacuCLEAR, Inc., an ophthalmic drug development company. Mr. Nelson holds various investment fiduciary designations and NASD licenses. He is a graduate of Baylor University with BA and JD degrees and a Master of Computing Sciences from Texas A & M University.

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

David L. Ramsour, PhD, has served as a financial and economic strategist for the past 35 years. He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares. Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist. At the Bank of Hawaii, Dr. Ramsour headed the Bank’s division assessing Fed policy, rates and credit and investment conditions in the US, Europe, Asia and the Pacific, and provided portfolio, market and project feasibility counsel for the Bank and its clients. Dr. Ramsour left Bancorp Hawaii in 1995 to begin work on behalf of the Governor of Guam in the development of an extensive industrial restructuring. Over the ensuing years, he has worked as a consultant to a great number of US, Pacific and Asian corporate and government enterprises and has spoken to international conferences there and in Europe. Dr. Ramsour also served on various task forces and policy committees including three-terms as a member of the American Bankers Association Council of Economic Advisors in Washington, DC. Dr. Ramsour is a graduate of Baylor University with a Bachelor and Master’s degree and received his PhD in international finance from the University of Texas at Dallas.

Section 16(A) Beneficial Ownership Reporting Compliance

During the 2013 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

Table of Contents Index to Financial Statements

Effective March 1, 2006, the Board of Directors adopted a Code of Ethics that will apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

At present, Regent does not maintain an audit committee, instead the Company’s management and board of directors is responsible to review all audit matters. With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

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

OFFICER SUMMARY COMPENSATION TABLE
							Change
							in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

David A. Nelson	2013	—	—	—	—	—	—	—	—
Chairman and Chief	2012	—	—	—	—	—	—	—	—
Executive Officer

David L. Ramsour	2013	—	—	—	—	—	—	—	—
Secretary	2012	—	—	—	—	—	—	—	—

Table of Contents Index to Financial Statements

DIRECTORS’ COMPENSATION TABLE
		Fees
		Earned or		Non-equity	Incentive
		Paid-in	Stock	Option	Plan	All Other
Name and		Cash	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

David A. Nelson	2013	—	—	N/A	N/A	N/A	—
	2012	—	—	N/A	N/A	N/A	—

David L. Ramsour	2013	—	—	N/A	N/A	N/A	—
	2012	—	—	N/A	N/A	N/A	—

Philip G. Ralston	2013	—	—	N/A	N/A	N/A	—
	2012	—	—	N/A	N/A	N/A	—

Douglas R. Baum	2013	—	—	N/A	N/A	N/A	—
	2012	—	—	N/A	N/A	N/A	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2013, there are 22,360,233 shares of Common Stock issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown. Beneficial ownership is used as defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934.

	Name of	Beneficial Ownership	Percent
Title	Beneficial Owner (1)	Number of shares (2)	of Class

Chairman/CEO	David A. Nelson	17,965,798	79.5%
Director	Philip G. Ralston	500,000	2.2%
Secretary/Director	David L. Ramsour	500,000	2.2%
Director-Subsidiary	Douglas R. Baum	500,000	2.2%

All Officers and Directors as a group (3)		19,465,798	86.1	%(4)

___________________

(1)	Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.
(2)	This figure includes the shares of the officers and directors. There are no outstanding options or warrants as of the date of the filing of this report.
(3)	Total number of shares and percent ownership includes all directors and officers.
(4)	No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or as a material interest adverse to the Company.

Table of Contents Index to Financial Statements

Changes in Control

The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2013 and 2012, the Subsidiary completed a series of financing transactions between NR Partners, SIG Operating, LC, the CEO and a director. See Note 9 - “Related Party Transactions” to our consolidated financial statements for additional information.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

	2013	2012

Audit fees	$23,375	$23,465
Audit-related fees	6,137	14,632
Tax fees	—	—
All other fees	—	—

_________________
*	There were no other fees billed to Regent by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

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

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement which became effective November 18, 1980; File Number 2-69087)
3.2	Restated Articles of Incorporation of Regent Technologies, Inc. (incorporated by reference from Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987)
3.3	Bylaws of Regent Technologies, Inc. as amended (incorporated by reference from Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987)
10.1	Restricted Stock Agreement for Directors approved on November 26, 2007 by the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007)
10.2	Property Transfer Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated September 29, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 8, 2010)
10.3	NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2011)
10.4 #	Agreement between McDay Oil and Gas, Inc., McDay Energy Corporation and Regent Natural Resources Co. dated December 12, 2013
21.1 #	List of subsidiaries - Regent Natural Resources Co.
23.1 #	Consent of MKM Engineering, Inc.
31.1 #	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 #	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
99.1 #	Independent Engineer Reserve Report for the year ended December 31, 2013 prepared by MKM Engineering, Inc.
101.INS #*	XBRL Instance Document
101.SCH #*	XBRL Taxonomy Extension Schema
101.CAL #*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF #*	XBRL Taxonomy Extension Definition Linkbase
101.LAB #*	XBRL Taxonomy Extension Label Linkbase
101.PRE #*	XBRL Taxonomy Extension Presentation Linkbase

_____________
#	Filed Herewith
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Financial Statement Schedules.

Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Table of Contents Index to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT TECHNOLOGIES, INC.

Dated: March 31, 2014	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

