Form 10-Q
period 2014-03-31
REGENT TECHNOLOGIES INC
filed 2014-05-15
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

The number of outstanding shares of the issuer’s only class of common stock as of May 15, 2014 was 22,360,233.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash in bank	$9,224	$5,051
Investments (Note 4)	244,428	244,428
Total current assets	253,652	249,479

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	200,021	200,021
Net profits production interest	4,167	4,167
Equipment and other fixed assets	304	381
Total property and equipment, net	207,572	207,649

Investments (Note 4)	207,422	207,422
TOTAL ASSETS	$668,646	$664,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$58,869	$43,497
Notes payable - related parties	67,960	57,960
Accrued interest payable - related parties	2,632	1,907
Accrued liabilities - related parties	22,438	26,153
Total current liabilities	151,899	129,517

LONG TERM LIABILITIES:
Asset retirement obligation	10,660	10,660
TOTAL LIABILITIES	$162,559	$140,177

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, $0.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $0.10 par value, 30,000,000 shares authorized, no shares issued and outstanding, Registrant	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,360,233 and 22,360,233 shares issued and outstanding, respectively	223,602	223,602
Paid-in capital in excess of par	3,545,875	3,545,875
Accumulated deficit	(3,273,340)	(3,255,054)
Total stockholders’ equity	506,087	524,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$668,646	$664,550

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES:
Oil and natural gas revenues	$—	$1,753

OPERATING EXPENSES:
Lease operating expense	—	945
Production and other taxes	—	81
Depreciation, depletion and amortization	77	362
General and administrative	17,484	13,687

Operating loss	(17,561)	(13,322)

OTHER EXPENSE:
Interest expense	(725)	(180)

Total other expense	(725)	(180)

Loss before income taxes	(18,286)	(13,502)

Provisions for income taxes	—	—

Net loss applicable to common stock	$(18,286)	$(13,502)

PER COMMON SHARE:
Net loss applicable to common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	22,360,233	22,628,011

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,286)	$(13,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	77	362
Share-based compensation	—	1,000
Decrease in accrued oil and natural gas revenue	—	5,900
Increase in accounts payable	15,372	1,309
Decrease in accrued liabilities - related parties	(3,715)	(12,594)
Increase in accrued interest payable - related parties	725	283
Net Cash Used In Operating Activities	(5,827)	(17,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	—	31,200
Net Cash Provided By Investing Activities	—	31,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments - stockholder	—	(10,000)
Borrowings - related parties	10,000	—
Repayments - related parties	—	(15,400)
Net Cash Provided By (Used In) Financing Activities	10,000	(25,400)

INCREASE (DECREASE) IN CASH	4,173	(11,442)
CASH, BEGINNING OF PERIOD	5,051	15,026
CASH, END OF PERIOD	$9,224	$3,584

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$178
Cash paid during the period for taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. Beginning in the third quarter of 2010, the Company refocused its core business objectives and strategy on oil and gas exploration and development. The Company’s subsidiary was approved for a name change in 2010 to Regent Natural Resources Co. (“Regent NRCo”). Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of oil and natural gas properties. In this Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Regent” refer to Regent Technologies, Inc. and Regent’s wholly-owned subsidiary, Regent Natural Resources Co., a Texas corporation, is referred to herein as, the “Subsidiary,” or “Regent NRCo.”

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 should not be considered as indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

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

Oil and Natural Gas Properties

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Estimates of our proved reserves as of December 31, 2013 were prepared by a third party engineering firm. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk. In accordance with the requirements of ASC No. 820, “Fair Value Measurement” (“ASC 820”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

•	Level 1 Inputs – unadjusted quoted market prices in active markets for identical assets or liabilities;

•	Level 2 Inputs – quotes which are derived principally from or corroborated by observable market data. Included in this level are interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness; and

•	Level 3 Inputs – unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on the Company’s various assumptions and future commodity prices. Included in this level is the carrying value of our investment in MacuCLEAR Preferred Stock (see Note 4). None of our investments are held for trading purposes.

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, “Earnings per Share” (“ASC 260”), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At March 31, 2014, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

During the quarter ended March 31, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 1 to the consolidated financial statements of the 2013 Form 10-K. In management’s opinion, the accounting policies and estimates presented in the 2013 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company’s audited financial statements on Form 10-K for the year ended December 31, 2013, which was previously filed with the Securities and Exchange Commission. There were other accounting standards and interpretations issued in 2014 and 2013, all of which have been determined to not be applicable or significant by management and are not expected to have a material impact on the financial position of the Company.

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

NOTE 4. Investments

As of March 31, 2014, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary Preferred Stock is held at cost or basis whichever is less. Also as of March 31, 2014, the Company’s Subsidiary is holding 20,369 shares of MacuCLEAR Preferred Stock for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $12.00 per share based on sales by MacuCLEAR of new issues of Preferred Stock with the same designations in 2013.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company has not increased the asset retirement obligation for this quarter due to only nominal impact.

NOTE 6. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of March 31, 2014, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2013.

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

NOTE 8. Related Party Transactions

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest expense of $178 and our Subsidiary paid $15,400 as a partial payoff of the amounts owed to SIG Partners, LC. During the second quarter of 2013, the Subsidiary purchased 19,268 shares of MacuCLEAR common stock from the President for $4.80 per share. The Company entered into a promissory note for the total purchase price. The promissory note bears interest at 5% per annum and is due on or before December 31, 2014. The difference of $83,815 between the purchase price for the MacuCLEAR common stock and the President’s cost basis was applied as a reduction to our Subsidiary’s paid-in capital.

During September 2013, the Company borrowed $5,000 from a director under a promissory note due and payable on or before June 30, 2014. In March 2014, the Company borrowed $10,000 from a director under a convertible promissory note with interest at 10% per annum. The note is due on or before June 30, 2014 and is convertible into restricted common stock of the Company at a conversion rate of $.25 per share. As of March 31, 2014, the amount outstanding under promissory notes to officers and directors is $67,960. During the current quarter, the Company had a net decrease of $3,715 in accounts payable to NR Partners related to certain current and previous borrowings. NR Partners is a partnership comprised of the President and a director of the Company and SIG Partners, LC is an entity owned by the President of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for 2013, (2) our reports and registration statements filed from time to time with the SEC, and (3) other announcements we make from time to time. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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

Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information regarding known material factors that could cause our actual results to differ from projected results, please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

General and Business Overview

Our Company is organized as a management company of non-operated oil and gas properties. As such, the Company relies on registered professionals for geological and engineering services. The Company plans to acquire an operating subsidiary in the future as our critical mass grows.

Our Properties and Strategies for 2014

Our property focus for 2014 is on the development of the leaseholds in which we have an interest in the Eagle Ford Shale Trend and the East Texas Fault-line Fields. We currently have interests, through data acquisition, leasehold interests we have obtained and/or participation agreements we have negotiated, relating to exploratory prospects in the Austin Chalk, the Eagle Ford Shale, the Buda Lime and the Pearsall Shale in South Texas which are considered the primary targets in the stacked oil and gas plays of South Texas.

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

Please read “Item 1A. Risk Factors” — The Company’s estimated reserves are based on many assumptions that may turn out to be inaccurate.  Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” and please read the notes following the consolidated financial statements for the year ended December 31, 2013 in conjunction with the reserve estimates, both incorporated herein from the Registrant’s Form 10-K for the year ended December 31, 2013.

Results of Operations

For the three months ended March 31, 2014, we reported a net loss applicable to common stock of $18,286 compared to a net loss applicable to common stock of $13,502 for the same period in 2013. Our 2 productive wells have remained shut-in for changes to the injection system and capital needs related thereto. General and administrative expenses were $17,484 for the period ended March 31, 2014 compared to $13,687 for the same period in 2013. This increase was primarily due to increasing audit and insurance expenses. Interest expense was $725 for the current quarter compared to interest expense of $180 for the same period in 2013 due to two new promissory notes during 2014 and 2013. See Note 8 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the current period.

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

Net cash flows used in operating activities was $5,827, for the period ending March 31, 2014, compared to $17,242 of net cash used for the same period in 2013, primarily due to deferred payments of current payables. Net cash flows provided by financing activities for the fiscal period ending March 31, 2014 was $10,000 compared to $25,400 used for the same period in 2013. Cash provided was from a related party promissory note and cash used in 2013 included the payment of $10,000 for the payment of a promissory note to a stockholder and $15,400 for debt reduction related to borrowings from related parties.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that have altered management’s conclusions of inherent limitations within the Company regarding internal controls as of December 31, 2013, which conclusions are incorporated herein by reference.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on Regent’s financial position or operations.

Item 1A.	Risk Factors

The discussion in Part I, “Item 1A. Risk Factors” in the Company’s 2013 Form 10-K, of the risk factors which could materially affect the Company’s business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

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

REGENT TECHNOLOGIES, INC.

Dated: May 15, 2014	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

