Form 10-Q
period 2014-06-30
REGENT TECHNOLOGIES INC
filed 2014-08-11
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

The number of outstanding shares of the issuer’s only class of common stock as of August 11, 2014 was 22,360,233.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash in bank	$5,520	$5,051
Investments (Note 4)	244,428	244,428
Total current assets	249,948	249,479

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	200,021	200,021
Net profits production interest	4,167	4,167
Equipment and other fixed assets	228	381
Total property and equipment, net	207,496	207,649

Investments (Note 4)	207,422	207,422
TOTAL ASSETS	$664,866	$664,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,685	$43,497
Notes payable - related parties	70,960	57,960
Accrued interest payable - related parties	3,477	1,907
Accrued liabilities - related parties	67,693	26,153
Total current liabilities	169,815	129,517

LONG TERM LIABILITIES:
Asset retirement obligation	10,660	10,660
TOTAL LIABILITIES	$180,475	$140,177

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, $0.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Preferred stock, $0.10 par value, 30,000,000 shares authorized, no shares issued and outstanding, Registrant	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,360,233 and 22,360,233 shares issued and outstanding, respectively	223,602	223,602
Paid-in capital in excess of par	3,545,875	3,545,875
Accumulated deficit	(3,295,036)	(3,255,054)
Total stockholders’ equity	484,391	524,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,866	$664,550

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	For the	For the	For the	For the
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$1,753

Operating expenses:
Lease operating expense	—	1,221	—	2,166
Production and other taxes	—	—	—	81
Depreciation, depletion and amortization	77	211	153	573
General and administrative	17,363	43,872	38,259	56,561

Operating loss	(17,440)	(45,304)	(38,412)	(57,628)

Other income and (expense):
Net change in fair value measurement	—	181,216	—	181,216
Stock grant expense	—	—	—	(1,000)
Interest expense	(845)	(153)	(1,570)	(332)

Total other income (expense)	(845)	181,063	(1,570)	179,884

Income (loss) from continuing operations before income taxes	(18,285)	135,759	(39,982)	122,256

Provisions for income taxes	—	—	—	—

Net income (loss)	$(18,285)	$135,759	$(39,982)	$122,256

Net income (loss) per common share (basic and diluted)	$(0.00)	$0.01	$(0.00)	$0.01

Weighted Average Shares Outstanding	22,360,233	22,710,233	22,360,233	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,982)	$122,256
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	153	573
Share-based compensation	—	1,000
Gain from fair value measurement	—	(181,216)
Decrease in accrued oil and natural gas revenue	—	5,900
Increase (decrease) in accounts payable	(15,812)	32,814
Increase (decrease) in accrued liabilities - related parties	41,540	(1,093)
Increase in accrued interest payable - related parties	1,570	435
Net Cash Used In Operating Activities	(12,531)	(19,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	—	93,600
Net Cash Provided By Investing Activities	—	93,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable - stockholder	—	(10,000)
Proceeds from notes payable - related party	13,000	11,100
Repayments of notes payable - related party	—	(42,448)
Net Cash Provided By (Used In) Financing Activities	13,000	(41,348)

INCREASE IN CASH AND CASH EQUIVALENTS	469	32,921
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,051	15,026
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,520	$47,947

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$178
Cash paid during the period for taxes	$—	$—
Supplemental disclosure of non-cash financing activities:
Note payable for investment in MacuCLEAR common stock	$—	$92,486

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the six months ended June 30, 2014 should not be considered as indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, “Earnings per Share” (“ASC 260”), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At June 30, 2014, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

During the quarter ended June 30, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

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

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Investments

As of June 30, 2014, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary Preferred Stock is held at cost or basis whichever is less. Also as of June 30, 2014, the Company’s Subsidiary is holding 20,369 shares of MacuCLEAR Preferred Stock for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $12.00 per share based on sales by MacuCLEAR of new issues of Preferred Stock with the same designations in 2013.

NOTE 5. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company has not increased the asset retirement obligation for this quarter due to only nominal impact.

NOTE 6. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of June 30, 2014, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2013.

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

NOTE 8. Related Party Transactions

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest expense of $178 and our Subsidiary paid $15,400 as a partial payoff of the amounts owed to SIG Partners, LC. During the second quarter of 2013, the Subsidiary purchased 19,268 shares of MacuCLEAR common stock from the President for $4.80 per share. The Company entered into a promissory note for the total purchase price. The promissory note bears interest at 5% per annum and is due on or before December 31, 2014. The difference of $83,815 between the purchase price for the MacuCLEAR common stock and the President’s cost basis was applied as a reduction to our Subsidiary’s paid-in capital. During September 2013, the Company borrowed $5,000 from a director under a promissory note due and payable on or before June 30, 2014, which note was increased by $3,000 during this quarter and the maturity was extended to December 31, 2014. In March 2014, the Company borrowed $10,000 from a director under a convertible promissory note with interest at 10% per annum, and effective July 1, 2014, the director converted $5,000 into 100,000 shares of restricted common stock of the Company and the remaining balance of $5,000 plus interest was repaid. As of June 30, 2014, the amount outstanding under promissory notes to officers and directors is $70,960

During the current quarter, the Company’s borrowings from NR Partners increased to $67,693. NR Partners is a partnership comprised of the President and a director of the Company and SIG Partners, LC is an entity owned by the President of the Company.

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

East Texas Fault-line Fields

We initiated our production of oil from the Woodbine formation in October 2010 with our purchase of a small non-operated net profits interest in Hill County, Texas. We now hold leases covering 65 gross acres and have tested one well with Austin Chalk formation production. Evaluation of the Woodbine and Austin Chalk formations across our acreage position has led to plans for further leasing in Hill and Limestone counties with plans to re-complete one well in September 2014.

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

Results of Operations

For the six months ended June 30, 2014, we reported a net loss applicable to common stock of $39,982, compared to a net income applicable to common stock of $122,256 for the same period in 2013. The net gain in 2013 was the result of unrealized gains of $181,216 due to the fair value measurement of the MacuCLEAR Preferred Stock investment. Our two productive wells have remained shut-in for changes to the injection system and capital needs related thereto. General and administrative expenses were $38,259 for the six month period ended June 30, 2014 compared to $56,561 for the same period in 2013. This higher general and administrative expense in 2013 was primarily due to legal and other expenses related to due diligence for a potential oil and gas property acquisition which did not close. Interest expense was $1,570 for the current six month period in 2014 compared to interest expense of $332 for the same period in 2013 due to two new promissory notes during 2014 and 2013. See Note 4 and Note 8 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the current period.

Liquidity and Capital Resources

Regent has funded operations through short-term borrowings and equity investment sales in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. There is no assurance that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital. During the second quarter, the Company engaged Enstream Capital Markets, LLC to assist with funding requirements for the Company’s undeveloped reserves.

As of June 30, 2014, the Company had total assets of $664,866 and total liabilities of $180,475, of which $142,130 is owed to related parties. Net cash flows used in operating activities was $12,531, for the six month period ending June 30, 2014, compared to $19,331 of net cash used for the same period in 2013, primarily due to deferred payments of current payables. Net cash flows provided by financing activities for the six month period ending June 30, 2014 was $13,000 compared to $41,348 used by financing activities for the same period in 2013. Cash provided was from a related party promissory note and cash used in 2013 included the payment of $10,000 for the payment of a promissory note to a stockholder and partial promissory note payments to related parties. We believe that cash flow from operations and funds available from financing will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the six months ended June 30, 2014.

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

REGENT TECHNOLOGIES, INC.

Dated: August 11, 2014	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

