Form 10-Q
period 2014-09-30
REGENT TECHNOLOGIES INC
filed 2014-11-14
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

The number of outstanding shares of the issuer’s only class of common stock as of November 14, 2014 was 22,380,233.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash in bank	$140,093	$5,051
Investments (Note 4)	232,428	244,428
Total current assets	372,521	249,479

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting:
Unproved properties	3,080	3,080
Proved properties	200,021	200,021
Net profits production interest	4,167	4,167
Equipment and other fixed assets	151	381
Total property and equipment, net	207,419	207,649

Investments (Note 4)	207,422	207,422
TOTAL ASSETS	$787,362	$664,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,460	$43,497
Convertible secured debenture	100,000	—
Notes payable - related parties	60,960	57,960
Accrued interest payable - related parties	4,690	1,907
Accrued liabilities - related parties	58,314	26,153
Total current liabilities	256,424	129,517
LONG TERM LIABILITIES:
Asset retirement obligation	10,660	10,660
Total liabilities	267,084	140,177

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Convertible Preferred stock, $.10 par value, 30,000,000 shares authorized, 50,000 shares issued and outstanding, Registrant	5,000	—
Common stock, $.01 par value, 100,000,000 shares authorized, 22,380,233 and 22,360,233 shares issued and outstanding, respectively	223,802	223,602
Paid-in capital in excess of par	3,595,675	3,545,875
Accumulated deficit	(3,314,149)	(3,255,054)
	520,278	524,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787,362	$664,550

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	For the	For the	For the	For the
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$1,752

Operating expenses:
Lease operating expense	—	—	—	2,166
Production and other taxes	—	—	—	81
Depreciation, depletion and amortization	77	81	230	654
General and administrative	17,692	11,558	55,952	69,015

Operating loss	(17,769)	(11,639)	(56,182)	(70,164)

Other income and (expense):
Net change in fair value measurement	—	—	—	181,216
Interest expense	(1,344)	(821)	(2,913)	(1,256)

Total other income (expense)	(1,344)	(821)	(2,913)	179,960

Income (loss) from operations before income taxes	(19,113)	(12,460)	(59,095)	109,796

Provisions for income taxes	—	—	—	—

Net income (loss)	$(19,113)	$(12,460)	$(59,095)	$109,796

Basic and diluted earnings per share:
Net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.01
Weighted Average Shares Outstanding	22,377,187	22,360,233	22,377,187	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(59,095)	$109,796
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	230	654
Net change in fair value measurement	—	(181,216)
Settlement from share-based compensation	—	1,000
Decrease in accrued oil and natural gas revenue	—	5,900
Increase (decrease) in accounts payable	(11,037)	20,304
Increase in accrued interest payable - related parties	2,783	1,256
Increase (decrease) in accrued liabilities - related parties	32,161	(20,406)
Net Cash Used In Operating Activities	(34,958)	(62,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	12,000	120,048
Net Cash Provided By Investing Activities	12,000	120,048

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	50,000	—
Repayments of note payable - stockholder	—	(10,000)
Proceeds from convertible secured debenture	100,000	—
Proceeds from notes payable - related party	13,000	16,100
Repayments of notes payable - related party	(5,000)	(73,298)
Net Cash Provided By (Used In) Financing Activities	158,000	(67,198)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,042	(9,862)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,051	15,026
CASH AND CASH EQUIVALENTS, END OF PERIOD	$140,093	$5,164

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$131	$178
Cash paid during the period for taxes	$—	$—
Supplemental disclosure of non-cash financing activities:
Note payable for investment in MacuCLEAR common stock	$—	$92,486
Settlement of related party note payable through issuance of common stock	$5,000	$—

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 should not be considered as indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

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

Depreciation and depletion of producing oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves are used for unamortized leasehold costs. Gains and losses on disposals or retirements that are significant or include an entire depreciable or depletable property unit are included in our operating results. Depreciation of furniture, fixtures and equipment, consisting of office furniture, computer hardware and software and leasehold improvements is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

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

Asset Retirement Obligation

Our asset retirement obligation represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with federal, state and local laws. We account for asset retirement obligations based on the guidance of ASC No. 410, “Asset Retirement and Environmental Obligations” (“ASC 410”), which addresses the required accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of an asset’s retirement obligation be recorded as a liability in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. Periodic accretion of the discount of the estimated liability is treated as accretion expense and is included in depreciation, depletion and amortization on our Consolidated Statements of Operations.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We utilize the asset and liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

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

Earnings or Loss per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any outstanding convertible securities. At September 30, 2014, the Company has issued potentially dilutive instruments in the form of our restricted common stock granted and not yet issued, common stock warrants, common stock options granted to our employees and directors, and under our debenture and Series A Convertible Preferred Stock. The Company did not include any of these instruments in its calculation of diluted loss per share during the periods because to include them would be anti-dilutive due to the Company’s loss from operations during the current periods.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

During the nine months ended September 30, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

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

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Investments

As of September 30, 2014, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary Preferred Stock is held at cost or basis whichever is less. Also as of September 30, 2014, the Company’s Subsidiary is holding 19,369 shares of MacuCLEAR Preferred Stock for capital reallocation as a current asset following the sale of 1,000 shares during the quarter for $12.00 per share. Of the 19,369 shares held as a current asset, 12,000 are being held as security for the Convertible Secured Debenture issued by the Company during the quarter (See Note 9). The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $12.00 per share based on sales by MacuCLEAR of new issues of Preferred Stock with the same designations in 2013.

NOTE 5. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company has not increased the asset retirement obligation for this quarter due to only nominal impact.

NOTE 6. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of September 30, 2014, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2013.

NOTE 7. Acquisitions

In December 2013, our subsidiary, Regent Natural Resources Co., entered into an agreement to explore and develop a lease covering 2,400 gross acres in Zavala County, Texas. The leasehold is prospective for oil in the Eagle Ford shale, the Austin Chalk and the Buda Limestone formations. The lease has produced over 140,000 barrels of oil since 1990 from two wells completed in the Austin Chalk. Regent has negotiated a 43% working interest for the re-completion or deepening of two Austin Chalk wells and has the exclusive right to negotiate future exploration.

NOTE 8. Related Party Transactions

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest expense of $178 and our Subsidiary paid $15,400 as a partial payoff of the amounts owed to SIG Partners, LC. During the second quarter of 2013, the Subsidiary purchased 19,268 shares of MacuCLEAR common stock from the President for $4.80 per share. The Company entered into a promissory note for the total purchase price. The promissory note bears interest at 5% per annum, is due on or before December 31, 2014 and has an outstanding principal balance of $52,960 as of September 30, 2014. The difference of $83,815 between the purchase price for the MacuCLEAR common stock and the President’s cost basis was applied as a reduction to our Subsidiary’s paid-in capital. During September 2013, the Company borrowed $5,000 from a director under a promissory note due and payable on or before June 30, 2014, which note was increased by $3,000 during this quarter and the maturity was extended to December 31, 2014. In March 2014, the Company borrowed $10,000 from a director under a convertible promissory note with interest at 10% per annum, and effective July 1, 2014, the director converted $5,000 into 20,000 shares of restricted common stock of the Company and the remaining balance of $5,000 plus interest of $131 was repaid. As of September 30, 2014, the amount outstanding under promissory notes to officers and directors is $60,960. As of September 30, 2014, the amount owed to NR Partners and SIG Partners, LC was $58,223. NR Partners is a partnership comprised of the President and a director of the Company and SIG Partners, LC is an entity owned by the President of the Company. This amount represents various borrowings for general corporate purposes.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. Convertible Secured Debenture

In September 2014, we issued a promissory note for $100,000 received from Mr. Garry Regan. Under the terms of the note, principal on the note is due on December 31, 2014 plus interest at 10% per annum. The note is secured by 12,000 shares of the Company’s MacuCLEAR Series A Preferred Stock and the note is convertible into shares of the Company’s Series A Preferred Stock at the conversion rate of $50,000 for 50,000 shares of preferred stock. We expensed accrued interest payable of $575 for the current quarter.

NOTE 10. Series A 8% Convertible Secured Preferred Stock

During the quarter, we approved a Certificate of Designation that created a new class of stock designated Series A 8% Convertible Secured Preferred Stock (the “Series A 8% Preferred”).  Up to 1,000,000 shares of Series A 8% Preferred are authorized. The stock has a stated value of $1 per share, with a $0.10 par value per share. Each share of Series A 8% Preferred shall bear an eight percent (8%) dividend (the “Dividend”), payable quarterly. Dividends may be paid in cash or in common stock at Company’s option for the first two (2) years; thereafter the issuer shall pay the Dividend in cash.  Dividends paid in common stock shall be paid on the basis of the previous 90 day moving average price but not less than $.10 per share.

The Series A 8% Preferred is convertible into the Company’s restricted common stock (“Common Stock”) at a ratio of one (1) share of Series A 8% Preferred for ten (10) shares of Common Stock, at any time by the investor. Each share of Series A 8% Preferred is accompanied by one (1) warrant to purchase one (1) share of the Company’s Common Stock at an exercise price of $1.50 per share at any time during three (3) years from the date of issue (the “Warrants”). Each share of Series A 8% Preferred shall be converted into ten (10) fully paid and nonassessable shares of Common Stock, as provided herein at the request of the Company conditioned upon the passing of a minimum of two (2) years from the date of issuance of the Series A 8% Preferred shares subject to the previous 30 day moving average price of the Company’s common stock be at least $1.50 per share and a previous 30 day average volume of 50,000 common shares or more per day. Series A 8% Preferred shareholders may vote their common stock equivalent voting power. The fair value of our Warrants and Common Stock were determined to have nominal value and has been included in the Company’s equity.

During the quarter ended September 30, 2014, we completed the sale of one Series A 8% Preferred unit for $50,000, one unit consisting of 50,000 shares of Series A 8% Preferred and 50,000 Warrants (“Unit”). Subsequent to September 30, 2014 and prior to the filing of this report, we have completed the sale of two additional Units for proceeds totaling $100,000.

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

Results of Operations

For the nine months ended September 30, 2014, we reported a net loss applicable to common stock of $59,095, compared to a net income applicable to common stock of $109,796 for the same period in 2013. The net gain in 2013 was the result of unrealized gains of $181,216 due to the fair value measurement of our MacuCLEAR Preferred Stock investment. Our two productive wells have remained shut-in for changes to the injection system and capital needs related thereto. General and administrative expenses were $55,952 for the nine month period ended September 30, 2014 compared to $69,015 for the same period in 2013. This higher general and administrative expense in 2013 was primarily due to legal and other expenses related to due diligence for a potential oil and gas property acquisition which did not close. Interest expense was $2,913 for the current nine month period in 2014 compared to interest expense of $1,256 for the same period in 2013 due to the new promissory notes and debenture. See Note 4, Note 8 and Note 9 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the current period.

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

As of September 30, 2014, the Company had total assets of $787,362 and total liabilities of $267,084, with current assets of $372,521 of which $140,093 is cash. Net cash flows used in operating activities was $34,958 for the nine month period ending September 30, 2014, compared to $62,712 of net cash used for the same period in 2013. Net cash flows provided by financing activities for the nine month period ending September 30, 2014 was $158,000 compared to $67,198 used by financing activities for the same period in 2013. Cash provided was primarily due to raising capital through a debenture and sales of preferred stock. Cash used in 2013 included the payment of $10,000 for the payment of a promissory note to a stockholder and partial promissory note payments to related parties. We believe that cash flow from operations and funds available from financings will be sufficient to provide needed liquidity through this fiscal year.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the nine months ended September 30, 2014.

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

During the current quarter, we sold a Unit, consisting of 50,000 shares of our Series A 8% Convertible Secured Preferred Stock (the “Series A 8% Preferred), with each share of Series A 8% Preferred accompanied by one (1) warrant to purchase one (1) share of the Company’s restricted common stock, for total proceeds of $50,000. The proceeds were used for general corporate purposes. Also, we issued 20,000 shares of the Registrant’s restricted common stock at $.25 per share as payment for a $5,000 promissory note.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description of Exhibit

31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 __________________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT TECHNOLOGIES, INC.

Dated: November 14, 2014	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

