Form 10-K
period 2014-12-31
REGENT TECHNOLOGIES INC
filed 2015-03-31
CIK 319200

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐  No ☑

As of March 31, 2015, the registrant had 23,130,233 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2014.

1

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

General

REGENT TECHNOLOGIES, INC., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. Beginning in the third quarter of 2010, the Company refocused its core business objectives and strategy on oil and gas exploration and development. The Company's subsidiary was approved for a name change on September 30, 2010 to Regent Natural Resources Co. ("Regent NRCo" or “RNRC”). Regent NRCo is a Texas based independent exploration and production company engaged in the acquisition and development of oil and natural gas properties.

Our Strategies for 2015

The Company is organized as a management company of non-operated oil and gas properties. As such, the Company relies on registered professionals for geological and engineering services. The Company plans to acquire an operating subsidiary in the future as our critical mass grows.

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

Oil and Natural Gas Reserves

The following table sets forth our estimated proved reserves, as of December 31, 2014, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 12/31/14)
	Oil	NGL	Gas	PV-10
	(MBbls)	(MBbls)	(MMcf)	($m)
Proved developed--Producing	1.4	—	—	$30.8
Proved developed--Non-producing	5.6	—	—	176.6
Proved undeveloped	63.6	—	—	1,368.7
Total Proved (1)(2)	70.6	—	—	$1,576.1

________________

(1)

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $1.58 million at December 31, 2014. The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2014 were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2014 through December 2014. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $79.81 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.

(2)	None of our oil reserves are derived from non-traditional sources.

Table of Contents Index to Financial Statements

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

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our December 31, 2014 reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir.

Processes and Controls. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm MKM Engineering, Inc. of Plano, Texas ("MKM"), has estimated our oil and natural gas reserves and the present value of future net revenues there from as of December 31, 2014. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2014. MKM meets the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MKM does not own an interest in any of our properties and is not employed by us on a contingent basis. We provide historical information to MKM for our properties such as ownership interest; oil and natural gas production; well test data; commodity prices; and operating and development costs.

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

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2014. Please read "Item 1A. Risk Factors -- Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves." You should also read the notes following consolidated financial statements for the year ended December 31, 2014 in conjunction with the reserve estimates. Since January 1, 2010, we have not filed an estimate of our net proved oil and natural gas reserves with any federal authority or agency other than the SEC.

Table of Contents Index to Financial Statements

Acreage

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The table below sets forth our undeveloped and developed gross and net developed gross and net leasehold acreage as of December 31, 2014.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

46	37	21	17	67	54

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

Table of Contents Index to Financial Statements

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

Employees

Other than our directors and officers, as of December 31, 2014, we do not have employees.

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

Hazards such as unusual formations, pressures, and other unforeseen conditions are sometimes encountered in drilling wells. Additionally, it is not unusual to encounter unexpected problems or conditions that necessitate the abandonment of the well. Sometimes substantial uninsured liabilities to lessors, third parties or governmental agencies may be incurred in connection with the drilling, operation or abandonment of a well. In addition, numerous environmental liability statutes are potentially applicable to well operations, and these statutes may carry permitting, remediation, and penalty provisions that could have a substantial impact upon the Company's interests and may involve direct uninsured liability of the Company. There is no assurance that the level of insurance coverage obtained by the Company will be sufficient to cover all potential liability incurred by the Company. Further, there may be occurrences resulting in expenses or liabilities to third parties that are of a nature that cannot now or may not in the future be insured.

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

We depend on the skill, ability and decisions of third-party operators where we have a non-operated working interest.

The success of the drilling, development and production of the oil and natural gas properties in which we have or expect to have a non-operating working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could materially affect our results of operations.

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

Table of Contents Index to Financial Statements

ENVIRONMENTAL RISKS AND COSTS.

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

Table of Contents Index to Financial Statements

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

We have received no written SEC staff comments regarding our periodic or current reports under the Exchange Act that were issued 180 days or more preceding the end of our 2014 fiscal year and remain unresolved.

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

Table of Contents Index to Financial Statements

ITEM 3.	LEGAL PROCEEDINGS

We have no litigation and no known pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents Index to Financial Statements

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2014, security dealers did not report high and low bid quotations.

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

Holders

As for December 31, 2014, based on information provided by our transfer agent, Securities Transfer Corporation, the number of holders or record of our common stock was 2,023.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future except the dividends that are required under the Company’s Series A 8% Convertible Preferred Stock. See Note 8 - "Stockholders’ Equity” and Note 11 – “2014 Private Placement Memorandum” to our consolidated financial statements for additional information.

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

OVERVIEW

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

Our oil and gas assets consist of two leases and with two wells capable of producing oil and one injection well in Hill County, Texas. We have utilized 2 proprietary chemicals to treat formation damage and are reviewing a proposal to further stimulate the producing zones of two shallow oil wells. The primary objective of owning and operating our two wells is to gain experience with technologies that can enhance production in wells that have been abandoned or have remained dormant for a lengthy period of time. One well has produced over 32,500 barrels of oil from the Woodbine formation and one well has produced approximately 16,000 barrels from the Austin Chalk formation. We have proved reserves in the Woodbine and the Austin Chalk formations.

Table of Contents Index to Financial Statements

RECENT DEVELOPMENTS

Preferred Stock Issuance

Effective September 1, 2014, the Company approved a Private Placement Memorandum (“PPM”) to raise $1,000,000 through the issuance of 1,000,000 shares of Series A 8% Convertible Preferred Stock at $1.00 per share (See Note 8). Under the PPM, the Company is selling full Units for $50,000 (“Unit”) with the right to sell half Units. The Company filed a Form D on October 9, 2014 with the Securities and Exchange Commission following the first sale of $50,000 under the offering on September 29, 2014. The Company is relying on the federal exemption provided under Rule 506(b) for treatment of the PPM as an exempt offering of securities. During the quarter ended September 30, 2014, we completed the sale of one Series A 8% Preferred Stock unit for $50,000, consisting of 50,000 shares of Series A 8% Preferred Stock and 50,000 Warrants. During the fourth quarter, we completed the sale of two additional Units for $50,000 each. The Company is continuing to market the remaining 850,000 shares of Series A 8% Preferred Stock under the offering through 2015.

Rescission of South Texas Farm-out Agreement

In December 2013, we entered into a farm-out agreement to develop and explore a lease covering 2,400 gross (120 net) acres in the Pearsall Field in Zavala County, Texas. We negotiated a 43% working interest for the re-completion or deepening of two Austin Chalk wells. Following the significant decline in oil and natural gas prices during 2014, we elected to not continue the development of the acreage due to engineered economics indicating the project as non-commercial. Both parties agreed to rescind the agreement and return Regent’s consideration without further obligations or liability. For the fiscal period ended December 31, 2014, we reduced reserves attributable to the agreement in the amount of 69,913 barrels of oil equivalent of proved undeveloped reserves.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, the Company had total assets of $731,680 and total liabilities of $86,640, compared to total assets of $664,550 and total liabilities of $140,177 as of December 31, 2013. The decrease in total liabilities was primarily due to the exchange of debt in the amount of $89,700 for 7,475 shares of MacuCLEAR Preferred Stock valued at $12.00 per share. Regent has funded operations through short-term borrowings and equity investment sales in order to meet its obligations including a preferred stock offering to raise $1,000,000 through the issuance of 1,000,000 shares of Series A 8% Convertible Preferred Stock at $1.00 per share. See the discussion under RECENT DEVELOPMENTS above.

Cash Flow

Net cash flows used in operating activities was $113,018 for the year ended December 31, 2014, compared to net cash flows used of $63,475 for the same period in 2013. The increase in cash flows used in operating activities for 2014 was due primarily to the payments of accounts payables.

Net cash flows from investing activities was $13,000 in 2014 compared to $122,648 in 2013 due to the sale of a portion of the Company's investment in MacuCLEAR preferred stock for $123,648 in 2013.

Net cash flows provided by financing activities was $283,000 for 2014 compared to cash used of $69,148 for 2013 with the principal difference due to proceeds from the sale of preferred and common stock in 2014 for the amount of $186,096. Cash used in 2013 for payment reductions to promissory notes was $126,083. Cash used in 2013 included the payment of $30,850 for debt reduction related to the acquisition of MacuCLEAR, Inc. common stock.

Table of Contents Index to Financial Statements

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any material off-balance sheet arrangements. The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

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

Proved Oil and Natural Gas Reserves. Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates and such variances may be material. While the estimates of our proved reserves at December 31, 2014 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

Table of Contents Index to Financial Statements

Impairment of Oil and Gas Properties.   We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of our oil and gas assets may not be recoverable. If impairment is indicated based on a comparison of our full-cost carrying value to the undiscounted expected future net cash flows of our oil and gas assets, then impairment is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserves estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for impairment are based on market prices for oil and natural gas for the next three years, with a 5% escalation of prices for subsequent years. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining impairment will differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. To the extent that our assumptions are not met, certain of our evaluated properties may require impairment in the future. The amount of such impairment would be based on the write down of the full-cost pool to the then total current estimated fair value of our oil and gas assets. Based on this analysis, we did not have a need for impairment as of December 31, 2014.

Recently Issued Accounting Pronouncements. We discuss recently adopted and issued accounting standards in Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, “Description of Business and Significant Accounting Policies.”

COMPARISON OF RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

For the year ended December 31, 2014, the Company had a net loss of $65,429 compared to net income of $100,873 for the same year ended 2013. The net income for fiscal 2013 was primarily the result of unrealized gains of $181,216 due to the fair value measurement of the MacuCLEAR Preferred Stock investment. General and administrative expenses were $72,787 for the period ended December 31, 2014 compared to $77,934 for the period ended December 31, 2013. Interest expense was $6,202 for 2014 compared to $1,181 for 2013 with the increase due to new convertible promissory debentures in the amounts of $100,000 and $25,000. The $100,000 promissory debenture was exchanged for MacuCLEAR Preferred stock and Company common stock during 2014. See Note 10 - "Convertible Debentures" to our consolidated financial statements for additional information.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For the year ended December 31, 2013, the Company had net income of $100,873 compared to a net loss of $59,323 for the same year ended 2012. The net income for fiscal 2013 was primarily the result of unrealized gains of $181,216 due to the fair value measurement of the MacuCLEAR Preferred Stock investment. Oil and gas revenues were down due to the decline in the net profits interest income from downtime related to disposal well permitting issues which should be resolved during the first quarter of 2014. General and administrative expenses were $77,934 for the period ended December 31, 2013 compared to $67,711 for the period ended December 31, 2012. The increase was the result of higher accounting and audit expense, plus new expenses of $21,000 for legal fees related to ongoing acquisition negotiations. Interest expense was $1,181 for 2013down from $2,072 for 2012 due to lower interest-bearing debt during 2013.

RELATED PARTY TRANSACTIONS

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

Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Regent Technologies, Inc. and Subsidiary

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and Subsidiary, (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2014 and 2013, and the results of their operations and cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

March 31, 2015

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,032	$5,051
Accrued oil and natural gas revenue	—	—
Prepaid expenses and other	40,000	—
Investments (Note 4)	89,884	244,428
Total current assets	317,916	249,479

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting
Unproved properties	3,080	3,080
Proved properties	198,641	199,641
Net profits production interest	4,547	4,547
Equipment and other fixed assets	74	381
Total property and equipment, net	206,342	207,649

Investments (Note 4)	207,422	207,422
TOTAL ASSETS	$731,680	$664,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$31,227	$43,497
Notes payable – stockholder	25,000	—
Notes payable - related parties	8,000	57,960
Accrued interest payable	623	1,907
Accrued liabilities - related parties	11,130	26,153
Total current liabilities	75,980	129,517
LONG TERM LIABILITIES:
Asset retirement obligation	10,660	10,660
Total liabilities	86,640	140,177

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Convertible Preferred stock, $.10 par value, 30,000,000 shares authorized, 150,000 shares issued and outstanding, Registrant	15,000	—
Common stock, $.01 par value, 100,000,000 shares authorized, 23,130,233 and 22,360,233 shares issued and outstanding, respectively	231,302	223,602
Paid-in capital in excess of par	3,709,271	3,545,875
Accumulated deficit	(3,320,483)	(3,255,054)
	645,040	524,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$731,680	$664,550

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013

REVENUES:
Oil and natural gas revenues	$—	$1,753

OPERATING EXPENSES:
Lease operating expense	5,288	2,166
Production and other taxes	—	81
Depreciation, depletion and amortization	307	734
Accretion of asset retirement obligation	—	—
General and administrative	72,787	77,934

Operating loss	(78,382)	(79,162)

OTHER INCOME (EXPENSE):
Net change in fair value measurement	19,155	181,216
Interest, net	(6,202)	(1,181)

Total other income (expense)	12,953	180,035

Gain (loss) before provision for income taxes	(65,429)	100,873

Provisions for income taxes	—	—

Net income (loss) applicable to common stockholders	$(65,429)	$100,873

PER COMMON SHARE:
Net income (loss) applicable to common stockholders -- (basic and diluted)	$—	$—

Weighted average shares outstanding	22,438,101	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Total
	Preferred Stock		Common Stock		Additional		Stockholders’
	Issued	Par	Issued	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Balance at December 31, 2012	99,500	$9,950	22,610,233	$226,102	$3,629,141	$(3,355,927)	$509,266

Change to paid-in capital and common stock for debt conversion to stock	—	—	(250,000)	(2,500)	550	—	(1,950)
Reduction to paid-in capital for MacuCLEAR stock acquisition, reduced to related party basis	—	—	—	—	(83,816)	—	(83,816)
Net income for 2013	—	—	—	—	—	100,873	100,873
Balance at December 31, 2013	99,500	$9,950	22,360,233	$223,602	$3,545,875	$(3,255,054)	$524,373

Change to paid-in capital and common stock for debt conversion to stock	—	—	770,000	7,700	28,396	—	36,096
Issuance of convertible preferred stock	150,000	15,000	—	—	135,000	—	150,000
Net income for 2014	—	—	—	—	—	(65,429)	(65,429)
Balance at December 31, 2014	249,500	$24,950	23,130,233	$231,302	$3,709,271	$(3,320,483)	$645,040

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(65,429)	$100,873
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	307	734
Net change in fair value measurement	(19,155)	(181,216)
(Increase) decrease in prepaid expenses and other	(40,000)	2,950
(Increase) decrease in accrued oil and natural gas revenue	—	5,900
Increase (decrease) in accounts payable	(2,480)	24,106
Increase (decrease) in accrued liabilities - related parties	(15,023)	(18,106)
Increase (decrease) in accrued interest payable	(1,284)	1,284
Net Cash Used In Operating Activities	(113,018)	(63,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas interests	1,000	(1,000)
Proceeds from sale of investments	12,000	123,648
Net Cash Provided By Investing Activities	13,000	122,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	150,000	—
Proceeds from convertible secured debenture	125,000	—
Borrowings – stockholder	13,000	—
Repayments – stockholder	(5,000)	(10,000)
Borrowings – related parties	—	56,935
Repayments – related parties	—	(116,083)
Net Cash Provided By (Used in) Financing Activities	283,000	(69,148)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,982	(9,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,051	15,026
CASH AND CASH EQUIVALENTS, END OF YEAR	$188,033	$5,051

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$131	$178
Cash paid during the year for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Note payable for investment in MacuCLEAR common stock	$—	$92,486
Settlement of related party promissory notes through issuance of common stock	$36,096	$—
Settlement of related party payables through exchange for MacuCLEAR stock	$89,700	—
MacuCLEAR preferred stock exchange for note payment	$72,000	$8,676

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

Oil and Natural Gas Properties

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Estimates of our proved reserves as of December 31, 2014 were prepared by a third party engineering firm (See Note 10).

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk. In accordance with the requirements of ASC No. 820, "Fair Value Measurement" ("ASC 820"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying value due to the short term nature of these instruments. The carrying value of the notes payable also approximate fair value based on the terms of these instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2014 and 2013, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Accounting Pronouncements

During the year ended December 31, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 2. Going Concern Uncertainties

As of the date of this 2014 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

NOTE 4. Investments

During 2014 and 2013, the Company’s Subsidiary sold 13,475 and 10,304 shares, respectively, of MacuCLEAR Preferred Stock for $12.00 per share. During October 2014 the Company effected an exchange of 7,475 shares of MacuCLEAR Preferred Stock for the settlement of $89,700 of debt owed to the President (See Note 9). As of December 31, 2014, the Company’s Subsidiary is holding 5,894 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $15.25 per share based on sales by MacuCLEAR of new issues of Preferred Stock during December 2014 with the same designations. The share price of $15.25 is an increase from $12.00 during 2014 which created a valuation increase of $19,155 and a concurrent earnings adjustment for the fiscal period 2014. Also, as of December 31, 2014, the Company settled $72,000 of a $100,000 promissory note to an unrelated third party in exchange for 6,000 shares of MacuCLEAR Preferred Stock (See Note 10).

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. In June 2013, the Company’s President transferred 19,268 shares of MacuCLEAR common stock to the Subsidiary for $4.80 per share which is also being held for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock (See Note 9). The 99,950 outstanding shares of Subsidiary Preferred Stock will be partially redeemed with MacuCLEAR common and preferred stock and with common stock of the Subsidiary or the Company. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary Preferred Stock is held at cost or basis whichever is less. Following the MacuCLEAR common stock transaction in June 2013, the Company's number of shares of direct holdings of MacuCLEAR Preferred Stock increased which resulted in an asset valuation increase of $181,216 and a concurrent earnings adjustment for the fiscal period 2013.

NOTE 5. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company incurred accretion expense of $260 based on the utilization of the assets acquired beginning in the fourth quarter of 2012. The Company has not increased the asset retirement obligation for the years ended December 31, 2014 and 2013 due to only nominal impact.

NOTE 6. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2014 and 2013, the Company had net deferred tax assets totaling $25,390 and $56,198, respectively, which relates to the Company's net operating loss carry forwards less deferred tax liabilities related to unrealized gains on its MacuCLEAR investment shares. At December 31, 2014, the remaining net operating loss totaled approximately $217,000 which will expire through 2034. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change" as defined by the Internal Revenue Code of 1986, the Company's ability to utilize the net operating losses could be reduced. A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2014 and 2013 is as follows:

	Year ended December 31,
	2014	2013

Tax benefit (expense) computed at statutory rate	$22,246	$(34,297)
State income taxes	—	—
Expiration of NOL carryforward, net of utilization	(14,688)	(105,900)
Increase in valuation allowance	(7,558)	140,197
	$—	$—

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2014 and 2013, the significant components of the Company’s deferred tax assets (benefits) and liabilities are summarized as follows:

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$73,990	$56,198
Less valuation allowance	(48,640)	—
	25,350	56,198
Deferred tax liabilities:
Unrealized gain on investments	25,350	56,198
	$—	$—

NOTE 7. Acquisitions / Dispositions

In December 2013, our subsidiary, Regent Natural Resources Co., entered into an agreement to explore and develop a lease covering 2,400 gross acres in Zavala County, Texas. Regent negotiated a 43% working interest for the re-completion or deepening of two Austin Chalk wells with proved reserves. During the fourth quarter 2014, with the significant drop of oil prices, Regent withdrew from further activity on the 2,400 acres under a rescission agreement dated December 15, 2014.

On June 24, 2014 the Company engaged Enstream Capital Markets, LLC to provide financial advisory services to the Company on an exclusive basis to assist with the Company’s needs for equity and debt capital for several projects under evaluation. The Company entered into a Purchase and Sale Agreement on November 18, 2014 to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing. The Company is continuing to negotiate the acquisition and has advanced $40,000 toward environmental, engineering and bank fees related thereto.

NOTE 8. Stockholders’ Equity

Common and Preferred Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. As of the date of this filing, there are 150,000 shares of preferred stock outstanding and there are 23,130,233 shares of common stock outstanding. The preferred shares were issued in 2014 under a private placement offering (See Note 11). The Company’s common stock was increased 770,000 shares from two debt conversions during 2014 (See Note 10).

Common Stock. Holders of Regent's common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Regent's common stock representing a majority of the voting power of Regent's capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of Regent's outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to Regent's articles of incorporation.

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

Series A Convertible Preferred Stock. During 2014, the Board of Directors established the 8% Series A Convertible Preferred Stock as a series of Company preferred stock (for purposes of this section, the “Series A Preferred Stock” or “Preferred Stock”), designating up to 1,000,000 shares with a face value of $1.00 per share. The Series A Preferred Stock ranks in priority to any other preferred stock currently issued or to be issued. Our common stock and any other class or series of preferred stock issued hereafter is or will be junior to the Series A Preferred Stock, in each case as to distributions upon liquidation, dissolution or winding up or the Company and payment of dividends on shares of equity securities. Each share of the Series A Preferred Stock shall bear an eight percent (8%) dividend (the “Dividend”) payable quarterly. Dividends may be paid in cash or in common stock at issuer’s option for the first two years following closing, thereafter the issuer shall pay the Dividend in cash.  Dividends paid in common stock shall be paid on the basis of the previous 90 day moving average price but not less than $.10 per share. For every share of the Company’s 8% Series A Convertible Preferred Stock purchased the holder will receive one warrant to purchase one share each of the Company’s common stock at a fixed exercise price of $1.50 at any time during the three years from the date of issue. The Company has the ability to require the holder of the Preferred Stock to convert his shares to common stock any time after two years from its date of issuance subject to the previous 30 day moving average price of at least $1.50 per share and the previous 30 day average volume of 50,000 shares or more per day. The foregoing summary is not complete and is qualified in its entirety by reference to the copy of the Certificate of Designation which is incorporated by reference herein and available upon request. The Company is not obligated to register any shares under this Offering or any shares of common stock into which the Shares may be converted except upon a secondary offering.

Dividends have not been paid or accrued for the period ended December 31. 2014 since the common stock is not trading and the effect of the dividends paid in common stock would be nominal both in quantity of stock and valuation.

Warrants. As part of the offering of the Preferred Stock herein the Company will also issue for every share of the Series A Convertible Preferred Stock purchased one warrant to purchase one share each of the Company’s common stock at a fixed exercise price of $1.50 per share which may be exercised by the holder any time during the three years from the date of issue.

Conversion Option. The holders of the Preferred Stock have the right, at any time, to convert each Preferred Share into ten (10) shares of common stock.

Automatic Conversion. Each share of Preferred Stock shall be converted into ten (10) fully paid and nonassessable shares of Common Stock at the request of the Corporation. This automatic conversion is conditioned upon the passing of a minimum of two years from the date of issuance and subject to the previous 30 day moving average price of the Company’s common stock be at least $1.50 per share and a previous 30 day average volume of 50,000 common shares or more per day.

Transfer Restrictions. No transfer of Preferred Shares may be made to any holder who, at the time of the transfer, would not be an “Accredited Investor” pursuant to Rules promulgated under the Securities Act of 1933. In the event of the death of an Investor whose beneficiaries would not qualify, the estate of the investor may remain the holder until conversion, or elect to convert the Preferred Stock to Common Stock. Unless otherwise approved by the Company a holder may not transfer a portion of his holding to more than one person who is not already a holder of Common Stock or Preferred Stock or all of his holdings to more than two persons who are so situated.

The foregoing summary of the Preferred Stock designations is not complete and is qualified in its entirety by reference to the copy of the Certificate of Designation which is incorporated by reference herein and available upon request. The Company is not obligated to register any shares under this Offering or any shares of common stock into which the Shares may be converted except upon a secondary offering.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

No options, warrants or similar rights are outstanding as of this report date except as attached to the outstanding Series A Preferred Shares.

Subsidiary Preferred Stock

Our subsidiary has 99,950 shares of Series A Convertible Preferred Stock outstanding. The stock was sold under a private placement offering for $50,000 units of 10,000 shares each convertible into 10,000 shares of common stock of the subsidiary plus 4,800 shares of common stock of MacuCLEAR common stock. Upon conversion of all of the shares of the Series A Preferred Stock, the Company's ownership of the subsidiary would be diluted to approximately 90%.

NOTE 9. Related Party Transactions

In October 2014, the Company entered into an agreement to exchange debt, comprised of a promissory note payable, accrued interest and accounts payable, owed to the President in the amount of $89,700 for 7,475 shares of MacuCLEAR Preferred Stock valued at $12.00 per share. As of December 31, 2014, the Company has a promissory note outstanding in the amount of $8,000 due and payable to a director on or before June 30, 2015 which amount was increased by $3,000 in 2014. In March 2014, the Company borrowed $10,000 from a director of the Company’s subsidiary (See Note 10).

In January 2013, the Company repaid a promissory note to a stockholder in the principal amount of $10,000 plus interest expense of $178. During the second quarter of 2013, the Subsidiary acquired 19,268 shares of MacuCLEAR common stock from the CEO for $4.80 per share under a promissory note for $92,486 which bears interest at 5% per annum and is due on or before June 30, 2014. The difference of $83,816 between the purchase price for the MacuCLEAR common stock and the CEO’s cost basis was applied as a reduction to our Subsidiary’s paid-in capital. This transaction allowed the release of 19,268 shares of MacuCLEAR preferred stock for future disposition as a current asset. During the last six months of 2013, the Subsidiary made a cash payment of $30,850 and a non-cash payment of $8,676 with the transfer of 723 shares of MacuCLEAR preferred stock in exchange for debt to reduce the 2013 year-end balance to $52,960 which amount was eliminated with the exchange for debt with the President effective December 31, 2014..

During 2014 and 2013, the Company borrowed various amounts for general corporate purposes under an agreement with NR Partners, a partnership comprised of the CEO and a director. During 2014 and 2013, we borrowed $21,127 and $56,935, respectively, from NR Partners and SIG Operating, LC to help cover operating expenses. Our Subsidiary has made related party loan payments in 2014 and 2013 of $36,150 and $116,083, respectively. As of December 31, 2014, the amount owed to NR Partners has been reduced to $5,935. NR Partners is a partnership comprised of the CEO and a director of the Company, and SIG Operating, LC is an entity owned by the CEO which serves as the operator of our assets located in Hill County, Texas.

NOTE 10. Convertible Debentures

On March 28, 2014, the Company borrowed $10,000 from a director of the Company’s subsidiary under a convertible debenture. The principal and the interest were satisfied in July 2014 with the payment of $5,000 cash plus interest of $130 and the balance of $5,000 with 20,000 newly issued restricted shares of Company common stock.

On September 10, 2014, we issued a convertible secured debenture for monies borrowed totaling $100,000. Under the terms of the debenture, the principal was due on December 31, 2014 plus interest at 10% per annum. The note is secured by 12,000 shares of the Company’s MacuCLEAR Series A Preferred Stock and the debenture is convertible into shares of the Company’s Series A Preferred Stock at the conversion rate of $50,000 for 50,000 shares of preferred stock. Effective December 31, 2014, the Company and Mr. Regan agreed to satisfy the outstanding principal and the accrued interest of $3,096 with the transfer of 6,000 shares of MacuCLEAR Preferred Stock and 750,000 shares of newly issued restricted common stock of the Company.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2014, we issued a convertible debenture for monies totaling $25,000. The debenture is convertible into shares of the Company’s Series A Preferred Stock at the conversion rate of $25,000 for 25,000 shares of preferred stock. Under the terms of the debenture, the principal is due on June 30, 2015 plus interest at 8% per annum.

NOTE 11. 2014 Private Placement Memorandum

Effective September 1, 2014, the Company approved a Private Placement Memorandum (“PPM”) to raise $1,000,000 through the issuance of 1,000,000 shares of Series A 8% Convertible Preferred Stock at $1.00 per share (See Note 8). Under the PPM, the Company is selling full Units for $50,000 (“Unit”) with the right to sell half Units. The Company filed a Form D on October 9, 2014 with the Securities and Exchange Commission following the first sale of $50,000 under the offering on September 29, 2014. The Company is relying on the federal exemption provided under Rule 506(b) for treatment of the PPM as an exempt offering of securities.

During the quarter ended September 30, 2014, we completed the sale of one Series A 8% Preferred Stock unit for $50,000, consisting of 50,000 shares of Series A 8% Preferred Stock and 50,000 Warrants. During the fourth quarter, we completed the sale of two additional Units for $50,000 each. The Company is continuing to market the remaining 850,000 shares of Series A 8% Preferred Stock under the offering through 2015. The holders of the Preferred Stock have the right, at any time, to convert each Preferred Share into ten (10) shares of common stock. See Note 8 for the Company’s automatic conversion rights.

NOTE 12. Oil and Natural Gas Producing Activities (Unaudited)

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements were prepared by an independent petroleum engineer as of December 31, 2014. Such estimates are in accordance with guidelines established by the SEC and the FASB. All of our reserves are located in Texas. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. A copy of the reserve report for 2014 is furnished as exhibit 99.1 to this Annual Report on Form 10-K.

The following table sets forth estimated proved oil and natural gas reserves together with the changes therein for the years ended December 31, 2014 and 2013.

	Crude Oil	Liquids	Natural Gas
	Bbls	Bbls	Mcf
Quantities of Proved Reserves:
Balance, December 31, 2012	80,400	—	36,590
Purchase of reserves (1)	63,630	—	—
Revisions of previous estimates (2)	(9,290)	—	—
Production (3)	(40)	—	—
Balance, December 31, 2013	134,700	—	36,590
Revisions of previous estimates (4)	(64,100)	—	(36,590)
Balance, December 31, 2014	70,600	—	—

Proved Developed Reserves:
Beginning of year	33,500	—	—
End of year	7,000	—	—

________________

(1)	Increase from acquired reserves in 2013.
(2)	Downward revisions of previous estimates were due to new plans to convert a nominal producing well into an injector.
(3)	Reduction of production reflects downtime primarily from saltwater injection permit delays.
(4)	Downward revisions due to rescission of 2013 acquisition agreement as uneconomic.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2014 and 2013 was as follows:

	2014	2013	2012

Future revenues	$4,043,000	$9,525,000	$5,980,000
Future development costs	(198,000)	(400,000)	(228,000)
Future production costs	(430,000)	(964,000)	(858,000)
Future net cash flow before Federal income tax	3,415,000	8,161,000	4,894,000
Future income taxes	(683,000)	(1,088,000)	(652,000)
Future net cash flows	2,732,000	7,073,000	4,242,000
Effect of 10% annual discounting	(1,218,000)	(2,896,000)	(2,050,000)
Standardized measure of discounted net cash flows	$1,514,000	$4,177,000	$2,192,000

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measures") do not purport to present the fair market value of a company's oil and natural gas properties. An estimate of such value should consider, among other factors, anticipated oil and natural gas future prices, the probability of recoveries in excess of the existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision. The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. The future income tax costs give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period. Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2014. The prices used for oil for the years ended December 31, 2014 and 2013 were $79.81 and $91.50, respectively per barrel, adjusted by lease for quality, transportation fees, and regional price differentials.

The changes in standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2014 and 2013 were as follows:

	2014	2013	2012

Balance, beginning of the year	$4,177,000	$2,192,000	$1,839,000
Net changes in prices and costs related to future production	(29,700)	(34,000)	23,000
Sales and transfers, net of production costs	—	(1,500)	(14,900)
Net change due to revisions of quantity estimates	(2,226,100)	(101,400)	—
Changes in future development costs	(202,000)	172,000	—
Net change in income taxes	(405,000)	436,000	(15,000)
Accretion of discount	199,800	474,600	235,000
Change in production rates (timing) and other	(534,000)	(52,000)	(76,300)
Net increase (decrease) in standardized measures	(3,197,000)	1,985,000	353,000
Balance, end of year	$1,514,000	$4,177,000	$2,192,000

Table of Contents Index to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control-Integrated. Based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents Index to Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company and their respective ages as of the date of this filing are as follows:

Name	Age	Director Since	Position

David A. Nelson	67	June, 2003	Chairman, CEO
Philip G. Ralston	69	June, 2007	Director
David L. Ramsour	74	June, 2007	Secretary, Director

David A. Nelson, Chairman, President and CEO, is a member of the Texas Alliance of Energy Producers, the Oilfield Christian Fellowship, the Texas Bar Association, and has been a licensed attorney in Texas since 1978. His 27 years of oil and natural gas experience includes managing oil and natural gas production and gas gathering systems in Texas, Oklahoma and Louisiana and serving as President of two publicly traded oil and natural gas companies. He started his professional career with Republic National Bank of Dallas in 1971 where he served as a Vice President in the Metropolitan Lending Division. In 1983, he became Corporate Counsel for Richardson Energy Corporation and in 1984 formed a private oil and natural gas company. From January 1999 to September 2001, Mr. Nelson was Sr. Vice President of Baptist Foundation of Texas and President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company. In 2002, he initiated management of private equity investments including oil and natural gas operations. In 2011, he was recognized for his work as the Founding Director of MacuCLEAR, Inc., an ophthalmic drug development company. Mr. Nelson holds various investment fiduciary designations and FINRA licenses. He is a graduate of Baylor University with BA and JD degrees and a Master of Computing Sciences from Texas A & M University.

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

David L. Ramsour, PhD has served as a financial and economic strategist for the past 35 years. He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares. Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist. At the Bank of Hawaii, Dr. Ramsour headed the Bank's division assessing Fed policy, rates and credit and investment conditions in the US, Europe, Asia and the Pacific, and provided portfolio, market and project feasibility counsel for the Bank and its clients. Dr. Ramsour left Bancorp Hawaii in 1995 to begin work on behalf of the Governor of Guam in the development of an extensive industrial restructuring. Over the ensuing years, he has worked as a consultant to a great number of US, Pacific and Asian corporate and government enterprises and has spoken to international conferences there and in Europe. Dr. Ramsour also served on various task forces and policy committees including three-terms as a member of the American Bankers Association Council of Economic Advisors in Washington, DC. Dr. Ramsour is a graduate of Baylor University with a Bachelor and Master's degree and received his PhD in international finance from the University of Texas at Dallas.

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

In addition, none of our officers, directors or employees are a party to any employment agreements.

OFFICER SUMMARY COMPENSATION TABLE
							Change
							in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

David A. Nelson	2014	—	—	—	—	—	—	—	—
Chairman and Chief	2013	—	—	—	—	—	—	—	—
Executive Officer

David L. Ramsour	2014	—	—	—	—	—	—	—	—
Secretary	2013	—	—	—	—	—	—	—	—

Table of Contents Index to Financial Statements

DIRECTORS’ COMPENSATION TABLE
		Fees
		Earned or		Non-equity	Incentive
		Paid-in	Stock	Option	Plan	All Other
Name and		Cash	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

David A. Nelson	2014	—	—	N/A	N/A	N/A	—
	2013	—	—	N/A	N/A	N/A	—

David L. Ramsour	2014	—	—	N/A	N/A	N/A	—
	2013	—	—	N/A	N/A	N/A	—

Philip G. Ralston	2014	—	—	N/A	N/A	N/A	—
	2013	—	—	N/A	N/A	N/A	—

Douglas R. Baum	2014	—	—	N/A	N/A	N/A	—
	2013	—	—	N/A	N/A	N/A	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2014, there are 23,130,233 shares of Common Stock were issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown. Beneficial ownership is used as defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934.

	Name of	Beneficial Ownership	Percent
Title	Beneficial Owner (1)	Number of shares (2)	of Class

Chairman/CEO	David A. Nelson	17,965,798	77.7%
Director	Philip G. Ralston	500,000	2.2%
Secretary/Director	David L. Ramsour	500,000	2.2%
Director-Subsidiary	Douglas R. Baum	500,000	2.2%

All Officers and Directors as a group (3)		19,485,798	84.2	%(4)

___________________

(1)	Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.
(2)	This figure includes the shares of the officers and directors. There are no outstanding options or warrants as of the date of the filing of this report.
(3)	Total number of shares and percent ownership includes all directors and officers.
(4)	No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Table of Contents Index to Financial Statements

Changes in Control

The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014 and 2013, the Subsidiary completed a series of financing transactions between NR Partners, SIG Operating, LC, the CEO and a director. See Note 9 - "Related Party Transactions" to our consolidated financial statements for additional information.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

	2014	2013

Audit fees	$25,697	$23,375
Audit-related fees	4,936	6,137
Tax fees	—	—
All other fees	—	—

_________________
*	There were no other fees billed to Regent by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

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

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement which became effective November 18, 1980; File Number 2-69087)
3.2	Restated Articles of Incorporation of Regent Technologies, Inc. (incorporated by reference from Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987)
3.3	Bylaws of Regent Technologies, Inc. as amended (incorporated by reference from Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987)
10.1	Restricted Stock Agreement for Directors approved on November 26, 2007 by the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007)
10.2	Property Transfer Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated September 29, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 8, 2010)
10.3	NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2011)
21.1 #	List of subsidiaries - Regent Natural Resources Co.
23.1 #	Consent of MKM Engineering, Inc.
31.1 #	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 #	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
99.1 #	Independent Engineer Reserve Report for the year ended December 31, 2014 prepared by MKM Engineering, Inc.
101.INS #*	XBRL Instance Document
101.SCH #*	XBRL Taxonomy Extension Schema
101.CAL #*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF #*	XBRL Taxonomy Extension Definition Linkbase
101.LAB #*	XBRL Taxonomy Extension Label Linkbase
101.PRE #*	XBRL Taxonomy Extension Presentation Linkbase

_____________
#	Filed Herewith
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

REGENT TECHNOLOGIES, INC.

Dated: March 31, 2015	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

