Form 10-Q
period 2015-03-31
REGENT TECHNOLOGIES INC
filed 2015-05-15
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

The number of outstanding shares of the issuer’s only class of common stock as of May 15, 2015 was 23,188,863.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$139,172	$188,032
Prepaid expenses and other	55,000	40,000
Investments (Note 5)	89,884	89,884
Total current assets	284,056	317,916

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting:
Unproved properties	3,080	3,080
Proved properties	198,641	198,641
Net profits production interest	4,547	4,547
Equipment and other fixed assets	—	74
Total property and equipment, net	206,268	206,342

Investments (Note 5)	207,422	207,422

TOTAL ASSETS	$697,746	$731,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,740	$31,227
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	8,000	8,000
Accrued interest payable	1,368	623
Accrued liabilities - related parties	1,630	11,130
Total current liabilities	64,738	75,980
LONG TERM LIABILITIES:
Asset retirement obligation	10,660	10,660
Total liabilities	75,398	86,640

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Convertible Preferred stock, $.10 par value, 30,000,000 shares authorized, 150,000 shares issued and outstanding, Registrant	15,000	15,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,188,863 and 23,130,233 shares issued and outstanding, respectively	231,889	231,302
Paid-in capital in excess of par	3,709,271	3,709,271
Accumulated deficit	(3,343,762)	(3,320,483)
Total stockholders’ equity	622,348	$645,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$697,746	731,680

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES:
Oil and natural gas revenues	$—	$—

OPERATING EXPENSES:
Lease operating expense	1,050	—
Production and other taxes	1,000	—
Depreciation, depletion and amortization	74	77
General and administrative	19,824	17,484

Operating loss	(21,948)	(17,561)

OTHER EXPENSE:
Interest expense	(744)	(725)

Total other expense	(744)	(725)

Loss before income taxes	(22,692)	(18,286)
Provisions for income taxes	—	—
Net loss	(22,692)	(18,286)

Preferred stock dividends	587	—

NET LOSS	$(23,279)	$(18,286)

Net loss per common share:
(basic and diluted)	$(0.00)	$(0.00)
Weighted average shares outstanding:
(basic and diluted)	23,140,656	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,279)	$(18,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	74	77
Preferred stock dividends (non-cash)	587	—
Increase in prepaid expense and other	(15,000)	—
Increase (decrease) in accounts payable	(2,487)	15,372
Decrease in accrued liabilities - related parties	(9,500)	(3,715)
Increase in accrued interest payable - related parties	745	725
Net Cash Used In Operating Activities	(48,860)	(5,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	—	—
Net Cash Provided By Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings - related parties	—	10,000
Net Cash Provided By Financing Activities	—	10,000

INCREASE (DECREASE) IN CASH	(48,860)	4,173
CASH, BEGINNING OF PERIOD	188,032	5,051
CASH, END OF PERIOD	$139,172	$9,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for taxes	$—	$—

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 should not be considered as indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

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

Oil and Natural Gas Properties

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Estimates of our proved reserves as of December 31, 2014 were prepared by a third party engineering firm. See Note 12 in our Annual Report on Form 10-K for the year ended December 31, 2014.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are grouped by major prospect area where individual property costs are not significant and are assessed ndividually when individual costs are significant. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for hedges) less estimated future costs to be incurred in developing and producing the proved reserves, less any related income tax effects.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk. In accordance with the requirements of ASC No. 820, "Fair Value Measurement" ("ASC 820"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

•	Level 1 Inputs—unadjusted quoted market prices in active markets for identical assets or liabilities;

•	Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness; and

•	Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on the Company’s various assumptions and future commodity prices. Included in this level is the carrying value of our investment in MacuCLEAR Preferred Stock (see Note 5). None of our investments are held for trading purposes.

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At March 31, 2015, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

During the quarter ended March 31, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 1 to the consolidated financial statements of the 2014 Form 10-K. In management's opinion, the accounting policies and estimates presented in the 2014 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited financial statements on Form 10-K for the year ended December 31, 2014, which was previously filed with the Securities and Exchange Commission.

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

NOTE 3. Private Placement Memorandum

Effective September 1, 2014, the Company approved a Private Placement Memorandum (“PPM”) to raise $1,000,000 through the issuance of 1,000,000 shares of Series A 8% Convertible Preferred Stock at $1.00 per share (the “Offering”). Under the PPM, the Company is selling full Units for $50,000 (“Unit”) with the right to sell half Units. The Company is relying on the federal exemption provided under Rule 506(b) for treatment of the Offering as an exempt offering of securities and filed a Form D with the Securities and Exchange Commission on October 9, 2014.

NOTE 4. Series A 8% Convertible Preferred Stock

During 2014, we completed the sale of three Series A 8% Preferred Stock Units for $50,000 each pursuant to the PPM. Each Unit consists of 50,000 shares of Series A 8% Preferred Stock and 50,000 Warrants. The Company is continuing to market the remaining 850,000 shares of Series A 8% Preferred Stock under the Offering through 2015. The holders of the Preferred Stock have the right, at any time, to convert each Preferred Share into ten (10) shares of Common Stock. Also, each Unit pays an 8% annual dividend, payable quarterly in shares of Common Stock of the Company for the first 24 months following the sale of the Unit. During the quarter ended March 31, 2015, the Company recognized dividend expense of $587.00 from the issuance 58,630 shares of Common Stock. See Note 8 in the Company's audited financial statements on Form 10-K for the year ended December 31, 2014 for further information about the designations of the Company’s Series A Convertible Preferred Stock.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Investments

As of March 31, 2015, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. The 99,950 outstanding shares of Subsidiary Preferred Stock will be partially redeemed with MacuCLEAR common and preferred stock and with common stock of the Subsidiary or the Company. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary Preferred Stock is held at cost or basis whichever is less. The Company’s Subsidiary is also holding 5,894 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $15.25 per share based on sales by MacuCLEAR of new issues of Preferred Stock during December 2014 with the same designations.

NOTE 6. Properties

In June 2014, the Company engaged Enstream Capital Markets, LLC to provide financial advisory services to the Company on an exclusive basis to assist with the Company’s needs for equity and debt capital for several projects under evaluation. The Company entered into a Purchase and Sale Agreement on November 18, 2014 to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing. The Company is continuing to negotiate the acquisition and has advanced $55,000 toward environmental, engineering and bank fees related thereto.  The $55,000 includes $15,000 advanced during the current quarter.

In April 2015, we negotiated a third-party exploratory agreement and earned a 2.50% carried working interest to participate in the first five horizontal wells drilled on 35,000 gross acres in Zavala County, Texas. Drilling was initiated for the first well on April 23, 2015 to test the Buda limestone through an underbalanced horizontal procedure. The leasehold has proved producing oil and gas reserves from the Eagle Ford shale and Buda limestone and is prospective for the Austin chalk and Pearsall shale formations.

NOTE 7. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company has not increased the asset retirement obligation for this quarter due to only nominal impact.

NOTE 8. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of March 31, 2015, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2014.

NOTE 9. Related Party Transactions

During the current quarter, the Company made total payments of $9,500 for accrued liabilities owed to NR Partners and SIG Partners, LC. NR Partners is a partnership comprised of the President and a director of the Company. SIG Partners, LC is an entity owned by the President of the Company and is the operator of the Company’s oil and gas interests.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC"). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for 2014, (2) our reports and registration statements filed from time to time with the SEC, and (3) other announcements we make from time to time. We under take no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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

Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information regarding known material factors that could cause our actual results to differ from projected results, please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

General and Business Overview

Our Company is organized as a management company of non-operated oil and gas properties. As such, the Company relies on registered professionals for geological and engineering services. The Company plans to acquire an operating subsidiary in the future as our critical mass grows. On June 24, 2014 the Company engaged Enstream Capital Markets, LLC to provide financial advisory services to the Company on an exclusive basis to assist with the Company’s needs for equity and debt capital for several projects under evaluation. The Company entered into a Purchase and Sale Agreement on November 18, 2014 to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing. The Company is continuing to negotiate the acquisition and has advanced $55,000 toward environmental, engineering and bank fees related thereto.

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

Currently we have leasehold rights in two areas of oil and gas activity in Texas:

South Texas Eagle Ford Shale Trend

We have acquired significant participation rights in prospects in the Austin Chalk, the Eagle Ford Shale, the Buda Lime and the Pearsall Shale. These are considered the primary targets in the stacked oil and gas plays of South Texas. In April 2015, we negotiated a third-party exploratory agreement and earned a 2.50% carried working interest to participate in the first five horizontal wells drilled on 35,000 gross acres in Zavala County, Texas. Drilling was initiated for the first well on April 23, 2015 to test the Buda limestone through an underbalanced horizontal procedure. The leasehold has proved producing oil and gas reserves from the Eagle Ford shale and Buda limestone and is prospective for the Austin chalk and Pearsall shale formations.

East Texas Fault-line Fields

We initiated our production of oil from the Woodbine formation in October 2010 with our purchase of a small non-operated net profits interest in Hill County, Texas. We now hold leases covering 65 gross acres and have tested one well with Austin Chalk formation production. Evaluation of the Woodbine and Austin Chalk formations across our acreage position has led to plans for further leasing in Hill and Limestone counties with plans to return two wells to production in 2015.

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

Please read “Item 1A. Risk Factors” — The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate.  Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” and please read the notes following the consolidated financial statements for the year ended December 31, 2014 in conjunction with the reserve estimates, both incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2014.

Results of Operations

For the three months ended March 31, 2015, we reported a net loss applicable to common stock of $23,279 compared to a net loss applicable to common stock of $18,286 for the same period in 2014. General and administrative expenses were $19,824 for the period ended March 31, 2015 compared to $17,484 for the same period in 2014. This increase was primarily due to higher costs for director and officer liability insurance and office rent. Interest expense was $744 for the current quarter compared to interest expense of $725 for the same period in 2014.

Liquidity and Capital Resources

Regent has funded operations through preferred stock issuances, short-term borrowings and equity investment sales in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. There is no assurance that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital.

Net cash flows used in operating activities was $49,447, for the period ending March 31, 2015, compared to $5,827 of net cash used for the same period in 2014. The increase was due primarily to the costs related to the ongoing negotiations for oil and gas assets in North Appalachia which included $15,000 for environmental reviews. Also, the Company paid approximately $12,000 toward accrued liabilities.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

No changes in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that have altered management’s conclusions of inherent limitations within the Company regarding internal controls as of December 31, 2014, which conclusions are incorporated herein by reference.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on Regent’s financial position or operations.

Item 1A.	Risk Factors

The discussion in Part I, “Item 1A. Risk Factors” in the Company’s 2014 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description of Exhibit

31.1*	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema**
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase**
101.LAB*	XBRL Taxonomy Extension Labels Linkbase**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase**

 __________________

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT TECHNOLOGIES, INC.

Dated: May 15, 2015	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

