Form 10-Q
period 2015-06-30
REGENT TECHNOLOGIES INC
filed 2015-08-14
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

The number of outstanding shares of the issuer’s only class of common stock as of August 14, 2015 was 23,218,871.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$78,067	$188,032
Prepaid expenses and other	67,233	40,000
Investments (Note 5)	89,884	89,884
Total current assets	235,184	317,916

PROPERTY AND EQUIPMENT (net of accumulated depletion and depreciation):
Oil and natural gas properties, full cost accounting:
Unproved properties	3,080	3,080
Proved properties	204,641	198,641
Net profits production interest	4,547	4,547
Equipment and other fixed assets	—	74
Total property and equipment, net	212,268	206,342

Investments (Note 5)	207,422	207,422

TOTAL ASSETS	$654,874	$731,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,483	$31,227
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	8,000	8,000
Accrued interest payable	1,962	623
Accrued liabilities - related parties	230	11,130
Total current liabilities	55,675	75,980

LONG-TERM LIABILITIES:
Asset retirement obligation	10,660	10,660
Total liabilities	66,335	86,640

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Convertible Preferred stock, $.10 par value, 30,000,000 shares authorized, 150,000 shares issued and outstanding, Registrant	15,000	15,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,218,871 and 23,130,233 shares issued and outstanding, respectively	232,188	231,302
Paid-in capital in excess of par	3,709,271	3,709,271
Accumulated deficit	(3,377,870)	(3,320,483)
Total Stockholders’ Equity	588,539	645,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$654,874	$731,680

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES:
Oil and natural gas revenues	$—	$—	$—	$—

OPERATING EXPENSES:
Lease operating expense	5,900	—	6,950	—
Production and other taxes	—	—	1,000	—
Depreciation, depletion and amortization	—	77	74	153
General and administrative	27,315	17,363	47,139	38,259

Operating loss	(33,215)	(17,440)	(55,163)	(38,412)

OTHER EXPENSE:
Interest expense	(594)	(845)	(1,338)	(1,570)

Total other expense	(594)	(845)	(1,338)	(1,570)

Loss before income taxes	(33,809)	(18,285)	(56,501)	(39,982)
Provisions for income taxes	—	—	—	—

Net loss	(33,809)	(18,285)	(56,501)	(39,982)

Preferred stock dividends	299	—	886	—

NET LOSS	(34,108)	(18,285)	(57,387)	(39,982)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	23,193,795	22,360,233	23,167,372	22,360,233

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,387)	$(39,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	74	153
Preferred stock dividends (non-cash)	886	—
Increase in prepaid expense and other	(27,233)	—
Decrease in accounts payable	(10,744)	(15,812)
Increase (decrease) in accrued liabilities - related parties	(10,900)	41,540
Increase in accrued interest payable - related parties	1,339	1,570
Net Cash Used In Operating Activities	(103,965)	(12,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and natural gas interests	(6,000)	—
Net Cash Used In Investing Activities	(6,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings - related parties	—	13,000
Net Cash Provided By Financing Activities	—	13,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109,965)	469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	188,032	5,051
CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,067	$5,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for taxes	$—	$—

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 should not be considered as indicative of the results to be expected for the full year. Significant accounting policies are defined as those accounting policies which are most critical to the understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected and could have a material impact on our results of operations or financial condition. A summary of the significant accounting policies consistently applied by the Company in preparation of the accompanying consolidated financial statements are as follows:

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At June 30, 2015, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

During the quarter ended June 30, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

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

NOTE 4. Series A 8% Convertible Preferred Stock

During 2014, we completed the sale of three Series A 8% Preferred Stock Units for $50,000 each pursuant to the PPM. Each Unit consists of 50,000 shares of Series A 8% Preferred Stock and 50,000 Warrants. The Company is continuing to market the remaining 850,000 shares of Series A 8% Preferred Stock under the Offering through 2015. The holders of the Preferred Stock have the right, at any time, to convert each Preferred Share into ten (10) shares of Common Stock. Also, each Unit pays an 8% annual dividend, payable quarterly in shares of Common Stock of the Company for the first 24 months following the sale of the Unit. For the three and six month periods ended June 30, 2015, the Company recognized preferred stock dividend expense of $299 and $886 from the issuance of 29,918 and 88,548 shares of Common Stock respectively. See Note 8 in the Company's audited financial statements on Form 10-K for the year ended December 31, 2014 for further information about the designations of the Company’s Series A Convertible Preferred Stock.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Investments

As of June 30, 2015, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. The 99,950 outstanding shares of Subsidiary Preferred Stock will be partially redeemed with MacuCLEAR common and preferred stock and with common stock of the Subsidiary or the Company. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary Preferred Stock is held at cost or basis whichever is less. The Company’s Subsidiary is also holding 5,894 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $15.25 per share based on sales by MacuCLEAR of new issues of Preferred Stock during December 2014 with the same designations.

NOTE 6. Properties

In June 2014, the Company engaged Enstream Capital Markets, LLC to provide financial advisory services to the Company on an exclusive basis to assist with the Company’s needs for equity and debt capital for several projects under evaluation. The Company entered into a Purchase and Sale Agreement on November 18, 2014 to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing. The Company is continuing to negotiate the acquisition and has advanced $67,233 toward environmental, engineering and bank fees related thereto.

In April 2015, we negotiated a third-party exploratory agreement and earned a 2.5% carried working interest in the first five wells drilled on 35,000 gross acres in Zavala County, Texas. We have the right but not the obligation to continue as a 2.5% working interest participant after our carried interest is completed. The participating interest is in all wells drilled and completed for all strategraphic horizons below the Anacacho formation. The 35,000 acre leasehold has proved producing oil and gas reserves below the Anacacho formation from the Eagle Ford shale and Buda limestone and is prospective for the Austin chalk and Pearsall shale formations. Drilling was initiated for the first well on April 23, 2015 to test the Buda limestone through an underbalanced horizontal procedure. The drilling of the first well has been finalized and the stimulation program is being developed for completion during the third quarter. Drilling for the second well was initiated on June 27, 2015 as a vertical well with plans to stimulate and produce the Eagle Ford shale and the Buda limestone formations. The drilling has been finalized for the second well and core samples are being evaluated for the development of the stimulation program.

During the second quarter, we performed a geological and geophysical evaluation of our properties in Hill County, Texas. We engaged LGT Corporation to analyze the current productive fields and possible extensions related to our leaseholds. The results reflect several drillable Woodbine and Austin chalk formation anomalies determined utilizing gravity and magnetic mapping, near surface fault expressions, and the area mineralization and thermal analyses based on seepage models. Based on the success of the analysis, we initiated activity for the resumption of production from our current wells. We own interests in 2 producing wells and one injection well. The wells were placed back in production in July 2015 following a series of tests and stimulation treatments. The wells are currently shut-in waiting maintenance to the injection well.

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

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of June 30, 2015, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2014.

NOTE 9. Related Party Transactions

For the six months ended June 30, 2015, the Company made total payments of $10,900 for accrued liabilities owed to NR Partners and SIG Partners, LC. NR Partners is a partnership comprised of the President and a director of the Company. SIG Partners, LC is an entity owned by the President of the Company and is the operator of the Company’s oil and gas interests. For the successful negotiation of the Company’s participation in the drilling and development of 35,000 acres in Zavala County, the Company granted the President a $10,000 bonus in the current quarter and $5,000 in the third quarter and a contingent $15,000 payable upon receipt of the net proceeds from the Company’s carried working interest (see Note 6).

NOTE 10. Convertible Debentures

On December 5, 2014, we issued a convertible debenture for monies totaling $25,000. The debenture is convertible into shares of the Company’s Series A Preferred Stock at the conversion rate of $25,000 for 25,000 shares of preferred stock. Under the terms of the debenture, the principal of $25,000 was due on June 30, 2015, plus interest at 8% per annum in the amount of $1,139.73. Effective June 30, 2015, the parties agreed to the pay the interest due and to extend the maturity date of the debenture to December 31, 2015.

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

General and Business Overview

Our Company is organized as a management company of non-operated oil and gas properties. As such, the Company relies on registered professionals for geological and engineering services. The Company plans to acquire an operating subsidiary in the future as our critical mass grows. On June 24, 2014 the Company engaged Enstream Capital Markets, LLC to provide financial advisory services to the Company on an exclusive basis to assist with the Company’s needs for equity and debt capital for several projects under evaluation. The Company entered into a Purchase and Sale Agreement on November 18, 2014 to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing. The Company is continuing to negotiate the acquisition and has advanced $67,233 toward environmental, engineering and bank fees related thereto.

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

Currently we have leasehold rights in two areas of oil and gas activity in Texas:

South Texas Eagle Ford Shale Trend

We have acquired participation rights in prospects in the Austin Chalk, the Eagle Ford Shale, the Buda Lime and the Pearsall Shale. These are considered the primary targets in the stacked oil and gas plays of South Texas. In April 2015, we negotiated a third-party exploratory agreement and earned a 2.5% carried working interest in the first five wells drilled on 35,000 gross acres in Zavala County, Texas. We have the right but not the obligation to continue as a 2.5% working interest participant after our carried interest. The participating interest is in all wells drilled and completed for all strategraphic horizons below the Anacacho formation.

Drilling was initiated for the first well on April 23, 2015 to test the Buda limestone through an underbalanced horizontal procedure. The drilling of the first well has been finalized and the stimulation program is being developed for completion during the third quarter. Drilling for the second well was initiated on June 27, 2015 as a vertical well with plans to stimulate and produce the Eagle Ford Shale and the Buda Limestone formations. The drilling has been finalized for the second well and core samples are being evaluated for the development of the stimulation program. The 35,000 acre leasehold has proved producing oil and gas reserves below the Anacacho formation from the Eagle Ford shale and Buda limestone and is prospective for the Austin chalk and Pearsall shale formations.

East Texas Fault-line Fields

During the second quarter, we performed a geological and geophysical evaluation of our properties in Hill County, Texas. We engaged LGT Corporation to analyze the current productive fields and possible extensions related to our leaseholds. The results reflect several drillable Woodbine and Austin Chalk formation anomalies determined utilizing gravity and magnetic mapping, near surface fault expressions, and the area mineralization and thermal analyses based on seepage models. Based on the success of the analysis, we initiated activity for the resumption of production from our current wells. We own interests in 2 producing wells and one injection well. The wells were placed back in production in July 2015 following a series of tests and stimulation treatments. The wells are currently shut-in waiting maintenance to the injection well.

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

Results of Operations

For the three months and six months ended June 30, 2015, we reported a net loss applicable to common stock of $33,809 and $56,501 respectively. This compares to a net loss applicable to common stock of $18,285 and $39,982 for the same periods in 2014. This increase was primarily due to the $10,000 paid to the President for his negotiation of the Company’s participation in the exploration and development of the 35,000 acre leasehold in Zavala County. Also, the Company’s resumption of leasehold costs in Hill County added lease operating expenses of $5,900 and $6,950 for the three and six months ended June 30, 2015 respectively. Interest expense was $1,338 for the six months ended June 30, 201 compared to interest expense of $1,570 for the same period in 2014.

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

Net cash flows used in operating activities was $103,965, for the period ending June 30, 2015, compared to $12,531 of net cash used for the same period in 2014. The increase was due primarily to the prepaid expenses of $27,233 and reductions to accounts payable of $10,744 and accrued liabilities to related parties of $10,900. The prepaid expense are related to the ongoing negotiations for oil and gas assets in North Appalachia which included $ $25,000 for environmental reviews.

The Company is not performing any product research and development at this time and it is not expected to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months and six months ended June 30, 2015.

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

The discussion in Part I, “Item 1A. Risk Factors” in the Company's 2014 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

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

REGENT TECHNOLOGIES, INC.

Dated: August 14, 2015	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

