Form 10-K
period 2015-12-31
REGENT TECHNOLOGIES INC
filed 2016-04-14
CIK 319200

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐  No ☑

As of April 14, 2016, the registrant had 23,249,355 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2015.

1

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC.

Table of Contents Index to Financial Statements

GLOSSARY OF TERMS

The definitions set forth below apply to the indicated terms as used in this report and the exhibits hereto.

•	AC refers to alternating current.

•	Bbl refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

•	Btu refers to british thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

•	CSP refers to Concentrated Solar Power, which is solar generation from thermal collection devices.

•	DG Solar refers to distributed solar generation. DG Solar systems are deployed at the site of end-use, such as businesses and homes.

•	kW refers to a kilowatt, or 1,000 watts. As used in this report, all references to watts refer to measurements of alternating current, except where otherwise noted.

•	ITCs refers to investment tax credits.

•	Mcf refers to one thousand cubic feet of natural gas.

•	Operator refers to the individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

•	PPA refers to a power purchase agreement.

•	Productive well refers to a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes. Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

•	Proved reserves refers to those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation.

•	Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. PV refers to Photovoltaic.

•	RPS refers to renewable portfolio standards mandated by state law that require a regulated retail electric utility to procure a specified percentage of its total electricity delivered to retail customers in the state from eligible renewable energy resources, such as solar energy projects, by a specified date.

•	Workover refers to operations on a producing well to restore or increase production.

Table of Contents Index to Financial Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”), and (3) other announcements we make from time to time. In this Form 10-K, references to “we,” “our,” “us,” “Registrant,” the “Company,” or “Regent” refer to Regent Technologies, Inc., a Colorado corporation.

Table of Contents Index to Financial Statements

PART I

ITEM 1.	BUSINESS

Company Overview

REGENT TECHNOLOGIES, INC., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. We provide energy solutions through our two subsidiaries: Regent Natural Resources Co. (“Regent NRCo” or “RNRC”) and Regent SPV LLC (“RSPV”). Regent NRCo has been engaged in the testing of enhancement technologies for the production of oil and natural gas. In 2013, the Company organized RSPV and it will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installation. The plans for RSPV are based on our acquisition and development of the assets of Solar Logic Inc. (“Solar Logic”) in December 2016.

The Solar Logic assets are centered on a Concentrated Solar Power (CSP) system with supplemental use of natural gas to achieve a continuous output of 10kW per unit. Solar Logic is a complete turn-key distributed CSP solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output of our smallest system is estimated to be 10 kilowatts (kW) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation. The installed cost of this system is estimated to be $20,000. This system has an estimated Levelized Cost of Energy (LCOE) lower than photovoltaic (PV) solar energy solutions, when run during normal operating hours, or a solar/natural gas mix using extended operating hours. There are over 3.6M light commercial business just within the US Sunbelt states with the expressed need and desire to reduce their high energy consumption costs via clean energy technologies.

Our Solar Logic system is an off-the-shelf distributed CSP solution with CHP capability and can operate as a Rankine cycle or Organic Rankine Cycle. The solution consists of two major components: Eight (8) parabolic troughs (4 ft. by 12 ft.), which can be roof or ground mounted and a “power box” consisting of an innovative turbine, generator, heat chamber, and system controls.

Our power box enables the use of saturated steam and high efficiency thermal conversion at a small scale. Each system unit will output 10 kW of AC power (no inverter required) and can be used in parallel to create greater output per site solution. Future designs include a 25 kW and 50 kW systems as well as a mobile unit for military or disaster relief. For continuous output or 24/7 energy production, a simple natural gas connection or gas supply is all that is needed.

Market and Competition

We believe we have over 3.6 million light commercial candidates for our solar thermal business just within the US Sunbelt states with the expressed need and desire to reduce their high energy consumption costs via clean energy technologies. Solar energy is a growing form of renewable energy domestically and internationally with numerous economic and environmental benefits that make it an attractive complement to, and/or substitute for, traditional forms of electricity generation. The solar industry continues to be characterized by pricing competition and we believe manufacturers of solar energy solutions have significant installed production capacity and the ability for additional capacity expansion. Intense competition at the systems level can result in a rapid decline in prices and further increase the demand for solar energy solutions.

Most of our existing or future competitors may be part of larger corporations that have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. Certain competitors may have direct or indirect access to significant capital, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. For example, at December 31, 2015, the global PV industry consisted of more than 150 manufacturers of solar modules and cells. In the aggregate, these manufacturers have, relative to global demand, significant installed production capacity and the ability for additional capacity expansion. In addition, we expect to compete with future entrants into the PV and thermal solar industry that offer new technological solutions. We also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass, and tidal technologies) and other power generation sources that employ conventional fossil fuels.

Table of Contents Index to Financial Statements

Competitive Strengths

Turn-Key Solution

We are developing a complete turn-key distributed Concentrated Solar Power (CSP) solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output is estimated to be 10 kilowatts (kW) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation. The installed cost of the system is estimated to be $20,000. This system will have a solar power only Levelized Cost of Energy (LCOE) at 5.7¢ per kWh over a twenty-five year period, when run during normal operating hours, or a solar/natural gas mix LCOE at 5.13¢ per kWh using extended operating hours.

The system could become a high impact solution for both CSP and the overall solar market due to the low lifetime cost as well as the ability to operate predictably regardless of cloud cover or other types of weather. The beneficiaries of this technology will be small businesses and light commercial facilities that would otherwise not install photovoltaic (PV) panels due to the unpredictability of using solar power alone. The primary benefit of the system is its ability to leverage low-quality heat produced within a small solar heating loop. Creating a small, turn-key CSP system which operates on low-quality heat requires many novel solutions. While some of the unique design solutions may not be viewed as substantial risks by themselves, they are all required to meet the objective of a distributed CSP solution for less than 6¢ per kWh.

System Environment

Our Solar Logic system is intended for rooftop or ground mount installations. The anticipated weight of the complete system is less than 1,000 lbs and will require less than 800 ft2 of space, making it a viable solar solution for some applications where PV is too heavy or too large for the given rooftop. The general operational environment for the system is defined as full or partial sun from sunrise to sunset. The ideal solar conditions for this system are found in the Sunbelt states of the U.S., although its operational abilities are not limited to this geographic zone. While this is not the typical definition for a CSP array, or for most solar solutions, it can be a valid characterization of the proposed system based on two primary system characteristics:

•	The operating temperature of the working fluid is less than or equal to 196 [o]C. This makes the system feasible for locations with a solar Direct Normal Irradiance (DNI) too low for large scale CSP plants.
•	The Solar Logic solution supplements the solar energy with the firing (burning) of natural gas. By augmenting solar energy with natural gas, the operating envelope can be extended to all daylight hours thereby using the lowest levels of solar heat.
•	We believe we provide the only roof top/small scale (under 500 kW) solar solution that can co-gen with natural gas.

Turbine Flexibility

Our Solar Logic patented turbine works with our parabolic trough system in a single-loop design which passes the solar heated Heat Transfer Fluid (HTF) directly through the power turbine. Unlike a conventional steam turbine, Solar Logic’s innovative boundary layer turbine can accept HTF in wet, dry, or two-phase flow conditions. Our turbine can extract energy from very low vapor quality working fluid without internal damage. Our bladeless design facilitates high volume manufacturing at a low cost, thereby bringing down the cost-per-watt of our energy solution while maintaining robust use.

2016 Strategy and Business Segments

Regent’s commitment is to create long-term shareholder value and generate returns on invested capital in excess of its weighted average cost of capital over that time horizon. We are focusing on markets and energy applications in which solar power can be a least-cost solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices. We differentiate our product offerings by geographic market and localize the solution, as needed. We will also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve, and are expected in the future to involve, significant investments or other allocations of capital. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development to full turn-key thermal solar power system sales. We expect these offerings to continue to evolve over time as we work with our customers to optimize how our solar and clean energy solutions can best meet our customers’ energy and economic needs.

Table of Contents Index to Financial Statements

We plan to operate our business in two segments. We plan to manufacture and market our turbine driven distributed CSP electric power generation systems with natural gas (NG) as a supplemental (optional) heat source. We have a target electrical power output of 10 kW, which is above the typical household use of photovoltaic (PV) but toward the lower end of commercial use. However, our Solar Logic systems can be installed in multiples, facilitating larger and scalable output from 10 – 150 kW for industry applications. The system uses eight to ten parabolic troughs, approximately four feet by twelve feet each, and an integral power block. The power block consists of a small steam turbine/generator assembly, gas boiler, and system controls for a closed-loop, dry-cooled design, thereby requiring no additional water or working fluids once operational. This segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key thermal power systems, or solar solutions, that draw upon our project development and service capabilities. Our second segment is a derivative of the first in that we plan to offer our systems for the generation of electricity using exclusively stranded natural gas or other heat sources such as biomass or geothermal. The flexibility of thermal solar allows our solar power system to be combined with any heat source for maximum efficiency within the DG Solar environment.

Legislated Support Programs

Tax incentive programs exist in the U.S. at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation, and sales and property tax exemptions and abatements. At the federal level, the Environmental Protection Agency’s adoption of a final Clean Power Plan Rule (the “Rule”) and implementation of the Rule through state plans offered the possibility of increasing the demand for solar generating capacity in certain regions of the U.S. in which solar has not historically received significant state-level policy support. However, the adoption and implementation of the Rule has been impacted by litigation against the Rule initiated by states and other stakeholders which has not yet been resolved, and in February 2016, the U.S. Supreme Court stayed implementation of the Rule while such legal challenges are pending. It is therefore premature to assess what the effects of the Rule will be on solar markets.

Also, at the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980’s. In December 2015, the U.S. Congress extended the 30% federal energy investment tax credit (“ITC”) for both residential and commercial solar installations through December 31, 2019. The credit will step down to 26% in 2020, 22% in 2021, and remain at 10% permanently beginning in 2022. The ITC has been an important economic driver of solar installations in the U.S., and its extension is expected to contribute to greater medium-term demand visibility in the U.S. The positive impact of the ITC has depended to a large degree on the availability of tax equity for project financing, and any significant reduction in the availability of tax equity in the future could make it more difficult to develop and construct projects requiring financing. The eventual step-down of the ITC to 10% underscores the need for the LCOE from solar systems to continue to decline and remain competitive with other sources of energy generation.

The majority of states in the U.S. have enacted legislation adopting Renewable Portfolio Standard (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible renewable resources, such as solar generating facilities, by a specified date. Some programs may further require that a specified portion of the total percentage of renewable energy must come from solar generating facilities. RPS legislation and implementing regulations vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits (certificates representing the generation of renewable energy) qualify for RPS compliance. Measured in terms of the volume of renewable electricity required to meet its RPS mandate, California’s RPS program is the most significant in the U.S., and the California market for renewable energy has dominated the western U.S. region for the past several years. First enacted in 2002, California’s RPS statute has been amended several times to increase the overall percentage requirement as well as to accelerate the target date for program compliance. Pursuant to amendments enacted by the California Legislature in 2015, the California RPS program now requires utilities and other obligated load serving entities to procure 50% of their retail electricity demand from eligible renewable resources by 2030.

Table of Contents Index to Financial Statements

Intellectual Property

Solar Logic holds several U.S. and foreign patents, as well as pending patent applications, related to our system and turbine technologies. The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Although the Company believes that its existing patents and the Company’s equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company’s existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company’s equipment or processes infringe, or are alleged to infringe, patents or other proprietary rights of others, the Company may be required to modify the design of its equipment or processes, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

The Company also relies on trade secrets and proprietary know-how, and employs various methods to protect its technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company’s know-how, concepts, ideas and documentation. Failure to protect its trade secrets could have a material adverse effect on the Company. We will file additional patent applications to protect inventions arising from our research and development. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. In addition, we have registered and/or have applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Solar Logic.”

Employees and Principal Office

Other than our directors and officers, as of December 31, 2015, we do not have employees. We currently rent space at 5646 Milton, Dallas, Texas 75206 as our principal office.

Transfer Agent

On December 28, 2007, the Company appointed Securities Transfer Corporation as the Transfer Agent to handle securities transactions for the Company. The address for Securities Transfer Corporation is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Available Information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports and other information regarding issuers, such as First Solar, that file electronically with the SEC. Additional information is available at our website at www.regent-tec.com.

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

Table of Contents Index to Financial Statements

•	difficult and adverse conditions in the domestic and global economies;
•	changes in domestic and global demand for solar energy;
•	volatility in the prices we receive for our oil and natural gas;
•	the effects of government regulation, permitting and other legalities;
•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;
•	our level of indebtedness;
•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;
•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;
•	hurricanes and other weather conditions;
•	lack of availability of goods and services;
•	regulatory and environmental risks; and
•	the other risks described in this Form 10-K.

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

Risks Related to Our Solar Power Ventures

Solar Power development or construction activities may not be successful.

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these assets, which would have an adverse impact on our net income in the period in which the loss is recognized.

Developing solar power ventures may require significant upfront investment which could adversely affect our business and results of operations.

Our liquidity may be adversely affected to the extent project sales market weakens and we are unable to sell our solar projects on pricing, timing, and other terms commercially acceptable to us which may require us to terminate the investment at a loss, or to operate certain solar projects for a period of time at a loss or sell the projects to third parties.

We may not be able to obtain long-term contracts for the sale of power produced by certain projects at prices and on other terms favorable to attract financing and other investments.

The electricity from certain of our anticipated projects will be sold on an open-contract basis for a period of time rather than under a PPA. If prevailing spot electricity prices relating to any such project were to decline in an unexpected manner, such project may decline in value and our results of operations could otherwise be adversely affected.

We may be subject to unforeseen costs, liabilities, or obligations when providing O&M services.

We may provide ongoing O&M services to system owners under separate service agreements. Our costs to perform these services will be estimated at the time of entering into the O&M agreement for a particular project, and these are reflected in the price we charge our customers. We have limited experience in performing O&M services and the adverse impacts on our results of operations could be significant, particularly if our costs are not capped under the terms of the agreements.

Table of Contents Index to Financial Statements

Our solar power ventures may be subject to regulatory oversight and liability if we fail to operate certain systems in compliance with electric reliability rules.

The ongoing O&M services that we anticipate providing for system owners may subject us to regulation by the North American Electric Reliability Corporation (“NERC”), or its designated regional representative, as a “generator operator,” or “GOP,” under electric reliability rules filed with FERC. Our failure to comply with the reliability rules applicable to GOPs could subject us to substantial fines by NERC, subject to FERC’s review. In addition, the system owners that receive our O&M services may be regulated by NERC as “generator owners,” or “GOs” and we may incur liability for GO violations and fines levied by NERC, subject to FERC’s review, based on the terms of our O&M agreements.

Natural Resource Development Risks

We have nominal production.

We have nominal current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

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

The price at which oil and gas may be sold is dependent upon the availability of a ready market for and the actual marketing of any oil and gas produced. The price of production affects the rate of return on capital invested, and, in some instances, affects whether a well, and its production at that price, may be deemed commercial or profitable. The availability of a ready market and the actual marketing depend upon numerous factors beyond the control of the Company, the effect of which factors cannot be predicted. Consequently, there is no assurance that the Company will be able to market its oil or gas at favorable prices.

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

Other Risks

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

Our financial condition is limited.

We have limited resources and will be unable to undertake our energy programs unless we are able to raise additional capital.

We will experience competition from numerous entities.

There are other individuals, partnerships, and major and independent energy companies which are in competition with the Company, some of which have greater financial and technical resources than those available to the Company.

Voting control is vested in the current holders of Common Stock.

Voting control is vested in the current holders of Common Stock before and after this offering and the conversion of the Preferred Stock.

Cash dividends may not be paid to shareholders.

You may receive little or no cash or stock dividends on your shares of common stock. The board of directors has not directed the payment of any dividends, does not anticipate paying dividends on the shares for the foreseeable future and intends to retain any future earnings to finance our growth. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

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

Table of Contents Index to Financial Statements

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

Environmental Risks

General. Our solar and natural resource operations will be subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these laws and regulations may require the acquisition of permits before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

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

Table of Contents Index to Financial Statements

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

We have received no written SEC staff comments regarding our periodic or current reports under the Exchange Act that were issued 180 days or more preceding the end of our 2015 fiscal year and remain unresolved.

ITEM 2.	PROPERTIES

Regent NRCo continues to own certain oil and gas interests and may own additional reserves in the future in conjunction with combined solar and natural gas projects. For additional financial information and discussion of our plans, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

Table of Contents Index to Financial Statements

Oil and Natural Gas Reserves

The following table sets forth our estimated proved reserves, as of December 31, 2015, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 12/31/15)
	Oil	NGL	Gas	PV-10
	(Bbls)	(Bbls)	(Mcf)	($)
Proved developed--Producing	600	—	—	$700
Proved developed--Non-producing	4,800	—	—	71,200
Proved undeveloped	—	—	—	—
Total Proved (1)(2)	5,400	—	—	$71,900

________________

(1)	The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $71,900 at December 31, 2015. The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2015 were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2015 through December 2015. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $44.60 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.
(2)	None of our oil reserves are derived from non-traditional sources.

Reserve Estimation Procedures. Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our December 31, 2014 reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir.

Processes and Controls. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available. The independent engineering firm MKM Engineering, Inc. of Plano, Texas (“MKM”), has estimated our oil and natural gas reserves and the present value of future net revenues there from as of December 31, 2015. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2015. MKM meets the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. MKM does not own an interest in any of our properties and is not employed by us on a contingent basis. We provide historical information to MKM for our properties such as ownership interest; oil and natural gas production; well test data; commodity prices; and operating and development costs.

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

Table of Contents Index to Financial Statements

Acreage

The table below sets forth our undeveloped and developed gross and net developed gross and net leasehold acreage as of December 31, 2015.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

46	37	21	17	67	54

Title. As is customary in the oil and natural gas industry, we perform a minimal title investigation before acquiring undeveloped properties. A title opinion is obtained prior to the commencement of drilling operations on such properties. These title investigations and title opinions, while consistent with industry standards, may not reveal existing or potential title defects, encumbrances or adverse claims as we are subject from time to time to claims or disputes regarding title to properties. Although we have title to developed acreage examined prior to the acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defect or defects in the assignment of leasehold rights.

ITEM 3.	LEGAL PROCEEDINGS

We have no litigation and no known pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents Index to Financial Statements

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Regent’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “REGT.” For the period ended December 31, 2015, security dealers did not report high and low bid quotations.

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

Holders

As for December 31, 2015, based on information provided by our transfer agent, Securities Transfer Corporation, the number of holders or record of our common stock was 2,026.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future except the dividends that are required under the Company’s Series A and Series A-1 8% Convertible Preferred Stock. See Note 8 - “Stockholders’ Equity” and Note 11 – “Private Placement Memorandum” to our consolidated financial statements for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

Table of Contents Index to Financial Statements

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business strategy, our results of operations and our financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking and involve risks and uncertainties, which could cause actual results to differ materially from those contemplated. See the “Cautionary Note” at the beginning of this report and “Risk Factors” in Item 1.A for an additional discussion of some of these factors and risks.

Recent Developments

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” of “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols.

Executive Overview

We are focused on being a provider of comprehensive energy solutions for medium and small users through thermal solar, natural gas or a combination of solar and natural gas. REGENT SPV LLC (“RSPV”) will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installations. Through our Solar Logic acquisition, we have the ability to create a distributed concentrated solar power system with supplemental use of natural gas to achieve a continuous electrical output.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For the year ended December 31, 2015, the Company had a net loss of $201,670 compared to a net loss of $65,429 for the same year ended 2014. The loss increased due to impairment expenses, higher administrative expenditures and leasehold operating expenses related to equipment repair. Under the Company’s review for impairment of oil and gas assets for the year ended December 31, 2015, the Company recorded a non-cash impairment charge of $114,518. The majority of the impairment is due to the Company’s decision in December 2015 not to pursue the proven undeveloped reserves associated with its current leaseholds. General and administrative expenses were $92,767 for the year ended December 31, 2015 compared to $72,787 for the year ended December 31, 2014. Our general and administrative expenses increased by approximately $20,000 for fiscal 2015 as compared to 2014 primarily due to executive bonus compensation. Interest expense was $2,513 for 2015 down from $6,202 for 2014 due to debt conversions at the end of 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

For the year ended December 31, 2014, the Company had a net loss of $65,429 compared to net income of $100,873 for the same year ended 2013. The net income for fiscal 2013 was primarily the result of unrealized gains of $181,216 due to the fair value measurement of the MacuCLEAR Preferred Stock investment. General and administrative expenses were $72,787 for the year ended December 31, 2014 compared to $77,934 for the year ended December 31, 2013. Interest expense was $6,202 for 2014 compared to $1,181 for 2013 with the increase due to new convertible promissory debentures in the amounts of $100,000 and $25,000. The $100,000 promissory debenture was exchanged for MacuCLEAR Preferred stock and Company common stock during 2014. See Note 10 - “Convertible Debentures” to our consolidated financial statements for additional information.

Table of Contents Index to Financial Statements

Liquidity and Capital Resources

As of December 31, 2015, the Company had total assets of $5,300,176 and total liabilities of $85,615, compared to total assets of $731,680 and total liabilities of $86,640 as of December 31, 2014. The increase in assets was due to the acquisition of the Solar Logic assets. Regent has funded operations through short-term borrowings and equity investment sales in order to meet its obligations including a preferred stock offering to raise $1,000,000 through the issuance of 1,000,000 shares of Series A and A-1 8% Convertible Preferred Stock at $1.00 per share. See Note 11 - “Private Placement Memorandum” to our consolidated financial statements for additional information.

Cash Flows

Net cash flows used in operating activities was $150,089 for the year ended December 31, 2015, compared to net cash flows used of $113,018 for the same period in 2014. The increase in net cash used in operating activities for 2015 was due primarily to the payments of accounts payables and interest expense.

Net cash flows used in investing activities was $11,500 in 2015 compared to $13,000 of net cash provided in 2014. This was due to additional capitalized expense for oil and gas activity in 2015 compared to the sale of a portion of the Company’s investment in MacuCLEAR preferred stock for $12,000 in 2014.

Net cash flows used by financing activities was $22,032 for 2015 compared to cash provided of $283,000 for 2014. The principal difference was due to proceeds from the sale of preferred and common stock in 2014 for the amount of $150,000 plus borrowings of $125,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations.

Recent Accounting Pronouncements

See Note 1 “Recent Accounting Pronouncements” to our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Critical Accounting Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities in our consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K. Our critical accounting estimates, which require the most significant management estimates and judgment in determining the amounts reported in our consolidated financial statements included in this Annual Report on Form 10-K, are as follows:

Accounting for Income Taxes. We are subject to the income tax laws of the United States, and its states and municipalities, and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We establish liabilities for potential additional taxes based on our assessment of the outcome of our tax positions. Once established, we adjust the liabilities when additional information becomes available or when an event occurs requiring an adjustment. Significant judgment is required in making these estimates and the actual cost of a tax assessment, fine, or penalty may ultimately be materially different from our recorded liabilities, if any.

Table of Contents Index to Financial Statements

Long-Lived Asset Impairment. We are required to assess the recoverability of the carrying value of long-lived assets including property, plant and equipment, intangibles, and oil and gas assets when an indicator of impairment has been identified. We review our long-lived assets each reporting period to assess whether impairment indicators are present, and we must exercise judgment in assessing whether an event indicating potential impairment has occurred. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, and we must exercise judgment in assessing such groupings and levels.

For long-lived assets, when impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the assets to be held and used. We also utilize third-party valuations and information available regarding the current market for similar assets. If there is impairment, a loss is recorded to reflect the difference between the asset group’s fair value and carrying value prior to impairment. This may require judgment in estimating future cash flows, relevant discount rates, and residual values applied in the income approach used in estimating the current fair value of the impaired assets to be held and used.

Related Party Transactions

See Note 9 - “Related Party Transactions” to our consolidated financial statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Table of Contents Index to Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents Index to Financial Statements

TURNER, STONE & COMPANY, L.L.P

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Regent Technologies, Inc. and Subsidiary

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and Subsidiary, (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2015 and 2014, and the results of their operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant business operations and has limited working capital, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

April 14, 2016

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$4,411	$188,032
Prepaid expenses and other	75,730	40,000
Investments (Note 4)	110,513	89,884
Total current assets	190,654	317,916
Property, plant and equipment, net	185,780	74
Intangible assets, net	4,614,220	—
Oil and natural gas properties, net	102,100	206,268
Investments, restricted (Note 4)	207,422	207,422
Total assets	$5,300,176	$731,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,651	$31,227
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	8,000	8,000
Accrued interest payable	1,074	623
Accrued liabilities - related parties	12,230	11,130
Total current liabilities	57,955	75,980
LONG TERM LIABILITIES
Accrued liabilities - related parties	17,000	—
Asset retirement obligation	10,660	10,660
Total liabilities	85,615	86,640

STOCKHOLDERS’ EQUITY:
Convertible Preferred Stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding - Regent Natural Resources Co.	9,950	9,950
Series A Convertible Preferred Stock, $.10 par value, 30,000,000 shares authorized, 150,000 shares issued and outstanding, Registrant	15,000	15,000
Series B Convertible Preferred Stock, $.10 par value, 30,000,000 shares authorized, 1,500,000 shares issued and outstanding, Registrant	150,000	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 23,249,355 and 23,130,233 shares issued and outstanding, respectively	232,493	231,302
Paid-in capital in excess of par	8,329,271	3,709,271
Accumulated deficit	(3,522,153)	(3,320,483)
Total Stockholders’ Equity	5,214,561	645,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,300,176	$731,680

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014

REVENUE:	$—	$—

OPERATING EXPENSES:
Lease operating expense	17,054	5,288
Production and other taxes	1,000	—
Depreciation, depletion and amortization	224	307
Full cost ceiling impairment	114,518	—
General and administrative	92,767	72,787

Operating loss	(225,563)	(78,382)

OTHER INCOME (EXPENSE):
Net change in fair value measurement	20,629	19,155
Gain on debt extinguishment	6,968	—
Interest expense	(2,513)	(6,202)

Total other income (expense)	25,084	12,953

Loss before income taxes	(200,479)	(65,429)

Provisions for income taxes	—	—

Net loss	(200,479)	(65,429)

Preferred stock dividends	1,191	—

NET LOSS	$(201,670)	$(65,429)

Net loss per common share
(basic and diluted)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding
(basic and diluted)	23,179,628	22,438,101

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A		Series B						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders’
	Issued	Par	Issued	Par	Issued	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Balance at December 31, 2013	99,500	$9,950	—	$—	22,360,233	$223,602	$3,545,875	$(3,255,054)	$524,373
Change to paid-in-capital and common stock for debt conversion to stock	—	—	—	—	770,000	7,700	28,396	—	36,096
Issuance of convertible Series A preferred stock for cash consideration	150,000	15,000	—	—	—	—	135,000	—	150,000
Net loss for 2014	—	—	—	—	—	—	—	(65,429)	(65,429)
Balance at December 31, 2014	249,500	24,950	—	—	23,130,233	231,302	3,709,271	(3,320,483)	645,040
Common stock issued for preferred stock dividend	—	—	—	—	119,122	1,191	—	—	1,191
Issuance of convertible Series B preferred stock for asset acquisition	—	—	1,500,000	150,000	—	—	4,620,000	—	4,770,000
Net loss for 2015	—	—	—	—	—	—	—	(201,670)	(201,670)
Balance at December 31, 2015	249,500	$24,950	1,500,000	$150,000	23,249,355	$232,493	$8,329,271	$(3,522,153)	$5,214,561

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(201,670)	$(65,429)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	224	307
Full cost ceiling impairment	114,518	—
Net change in fair value measurement	(20,629)	(19,155)
Gain from extinguishment of debt	(6,968)	—
Preferred stock dividends (non-cash)	1,191	—
(Increase) decrease in prepaid expense and other	(35,730)	(40,000)
Increase (decrease) in accounts payable	(19,576)	(2,480)
Increase (decrease) in accrued liabilities - related parties	30,382	15,023
Increase (decrease) in accrued interest payable	451	(1,284)
Net Cash Used In Operating Activities	(150,089)	(113,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas interests	(10,350)	1,000
Proceeds from sale of investments	—	12,000
Net Cash Provided By (Used In) Investing Activities	(10,350)	13,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	—	150,000
Proceeds from convertible secured debenture	—	125,000
Borrowings - stockholder	—	13,000
Repayments - stockholder	—	(5,000)
Repayments - related parties	(10,900)	—
Net Cash Provided By (Used In) Financing Activities	(10,900)	283,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(183,621)	182,982
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	188,032	5,050
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,411	$188,032

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,140	$131
Cash paid during the period for taxes	$1,000	$—

Supplemental disclosure of non-cash financing activities:
Settlement of related party promissory note through issuance of common stock	$—	$36,096
Settlement of related party payables through exchange for MacuCLEAR stock	$—	$89,700
MacuCLEAR preferred stock exchange for note payment	$—	$72,000
Series B preferred stock exchanged for Solar Logic assets	$4,800,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, “Development Stage Activities” (“ASC 915”) of the “Accounting Standards Codification (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles.” As of January 1, 2013, management determined that ASC No. 915 was no longer applicable and accordingly, the ASC No. 915 development stage reporting format was discontinued. Regent NRCo is a Texas corporation and is engaged in testing oil and gas production enhancement technologies and the acquisition and development of oil and natural gas properties. In 2013, the Company organized a second subsidiary REGENT SPV LLC as a Texas limited liability company. It is referred to herein as “RSPV” and it will operate as an unregulated company and will invest in, own and operate distributed solar power ventures, including commercial and residential solar installations.

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

Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The accounting policies most affected by management’s estimates and assumptions are provisions for depreciation, depletion and amortization, estimates of proved reserves, impairment of long-lived assets based on estimates of future net cash flows, and asset retirement obligations based on estimates regarding timing and cost of future asset retirements.

Property, Plant and Equipment

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Estimates of our proved reserves as of December 31, 2015 were prepared by a third party engineering firm (See Note 12). The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews its equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires the Company to evaluate equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its equipment and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for hedges) less estimated future costs to be incurred in developing and producing the proved reserves, less any related income tax effects.

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

Depreciation, Depletion and Amortization

Depreciation and depletion of producing oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves are used for unamortized leasehold costs. Gains and losses on disposals or retirements that are significant or include an entire depreciable or depletable property unit are included in operating income. Depreciation of furniture, fixtures and equipment, consisting of office furniture, computer hardware and software, leasehold improvements, and solar power equipment is computed using the straight-line method over their estimated useful lives, which vary from three to ten years.

Business Acquisitions

We account for business acquisitions using the acquisition method of accounting and record intangible assets separate from goodwill. Intangible assets are recorded at fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual assets acquired and liabilities assumed as of the date of acquisition. We charge acquisition related costs that are not part of the purchase price consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees. Contingent consideration, which represents an obligation of the acquirer to transfer additional assets or equity interests to the former owner as part of the exchange if specified future events occur or conditions are met, is accounted for at fair value either as a liability or as equity depending on the terms of the acquisition agreement.

Intangibles – Goodwill and Other

Acquired intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value as impairment. We would record any impairment in accordance with ASC No. 350, “Intangibles – Goodwill and Other” (“ASC 350”). Pursuant to ASC 350, we perform impairment tests between scheduled annual tests in the fourth quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Revenue Recognition

Revenues generally, including for oil and gas, are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. Differences between actual production and net working interest volumes are routinely adjusted.

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, “Earnings per Share” (“ASC 260”), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2015 and 2014, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

During the year ended December 31, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 2. Going Concern Uncertainties

As of the date of this 2015 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 3. Intangible Assets and Solar Logic Acquisition

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” of “License”) to the Company. The principal terms of the SL Agreement and the SL Intellectual Property License are:

•	Regent will pay a 3% royalty of gross revenues of Solar Logic associated products. This will be paid on a quarterly basis. Regent has until June 30, 2018 to record gross revenues before Solar Logic has the right to modify or terminate the Agreement.

•	Regent will pay $50,000 annually as a non-refundable advance payment on royalties due on January 1 of each year beginning January 1, 2016. Regent has the option to pay the first two years in cash or Regent common stock valued at the 90-day moving average price but not less than $.10 per share.

•	Regent must raise $500,000 in capital prior to June 30, 2017 to maintain the Agreement.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Throughout the term of the Agreement, Regent has the option to pay Solar Logic in cash and/or freely trading Regent stock with a combined value equal to or greater than $2,500,000 in exchange for the transfer of all assets including intellectual property rights and all outstanding Regent shares of Series B Convertible Preferred Stock.

•	Solar Logic will fully support Regent in the transfer of product knowledge and markets while ramping up their engineering and marketing operations.

Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. All of the assets listed in the previous sentence were appraised with a combined tangible and intangible asset valuation of $4.8 million by a third-party appraiser engaged by Solar Logic. In addition, Regent agreed to pay past legal fees and will pay $1,000 per month until $30,000 is paid. In exchange for these assets, Regent granted Solar Logic 1,500,000 shares of Series B Convertible Preferred Stock with a par value of $.10 per share. The preferred stock grant is a one-time, non-refundable stock grant which converts into 1,500,000 shares of common stock if Solar Logic terminates the Agreement due to default by the Company. In connection with applying the acquisition method of accounting, the asset value acquired by Regent resulted in $4,614,220 assigned to intangible assets, and $185,780 assigned to property, plant and equipment. Substantially all of the intangible assets recorded for this acquisition are deductible for tax purposes.

Intangible assets currently include those assets acquired as part of our Solar Logic Acquisition described above. In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We will record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense for the first five years of usage to be approximately $307,614 per year.

NOTE 4. Investments

As of December 31, 2015, the Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding Series A Preferred Stock. The 99,950 outstanding shares of Subsidiary preferred stock will be partially redeemed with MacuCLEAR common and preferred stock and with common stock of the Subsidiary or the Company. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary preferred stock is held at cost or basis whichever is less. The Company’s Subsidiary is also holding 5,894 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $18.75 per share based on sales by MacuCLEAR of new issues of preferred stock during December 2015 with the same designations. This is an increase of $3.50 per share which triggered an unrealized gain of $20,629 and a concurrent earnings adjustment for the fiscal period 2015. During 2014, the Company’s Subsidiary sold 10,304 shares, respectively, of MacuCLEAR Preferred Stock for $12.00 per share. During October 2014 the Company effected an exchange of 7,475 shares of MacuCLEAR Preferred Stock for the settlement of $89,700 of debt owed to the President (See Note 9). Effective December 31, 2014, the Company settled $72,000 of a $100,000 promissory note to an unrelated third party in exchange for 6,000 shares of MacuCLEAR Preferred Stock (See Note 10).

NOTE 5. Property, Plant and Equipment

Pursuant to the Solar Logic Acquisition described in Note 3, $185,780 was assigned to property, plant and equipment effective December 1, 2015. On June 24, 2014 the Company engaged Enstream Capital Markets, LLC to provide financial advisory services to the Company on an exclusive basis to assist with the Company’s needs for equity and debt capital for several projects under evaluation. The Company entered into a Purchase and Sale Agreement on November 18, 2014 to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing. The Company is continuing to negotiate the acquisition and has advanced $68,846 toward environmental, engineering and bank fees related thereto.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s current oil and gas properties consist of interests in two productive wells and one injection well in Hill County, Texas. During the second quarter of 2015, we performed a geological and geophysical evaluation of our properties in Hill County, Texas. We engaged LGT Corporation to analyze the current productive fields and possible extensions related to our leaseholds. The results reflect several drillable Woodbine and Austin chalk formation anomalies determined utilizing gravity and magnetic mapping, near surface fault expressions, and the area mineralization and thermal analyses based on seepage models. Based on the success of the analysis, we initiated activity for the resumption of production from our current wells. The wells were placed back in production in July 2015 following a series of tests and previous stimulation treatments. The wells are currently shut-in waiting a workover of the injection well and pipeline. The net capitalized cost of our oil and gas properties for the periods ended December 31, 2015 and 2014 is $216,618 and $206,268, respectively. The net increase of $10,350 was due to the addition of the geological and geophysical evaluation plus a down-hole pump replacement less depletion, depreciation and amortization expense of $224. Under the Company’s review for impairment in accordance with ASC 360 for the period ended December 31, 2015, the Company recorded a non-cash impairment charge of $114,518. The carrying value of the Company’s proved oil and gas properties includes certain costs totaling $30,200 which have been excluded from the amortization base and therefore positively impact our full cost ceiling when measuring the amount of any write-down required under the full cost accounting rules. The majority of the impairment is due to the Company’s decision in December 2015 not to pursue the proved undeveloped reserves associated with its current leaseholds. Estimates of our proved reserves as of December 31, 2015 were prepared by a third party engineering firm (See Note 12).

In April 2015, we negotiated a third-party exploratory agreement and earned a 2.5% carried non-op working interest in the first five wells drilled on 35,000 gross acres in Zavala County, Texas. After drilling three wells, the operator was unable to stimulate and complete the wells due to the sustained drop in the price of oil which resulted in the operator’s inability to raise the necessary capital. We do not anticipate that we will realize any value from the exploratory agreement which was terminated during the first quarter of 2016. The agreement and the drilling activity terminated without any loss or liability to the Company.

NOTE 6. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company has not increased the asset retirement obligation for the years ended December 31, 2015 and 2014 due to only nominal impact.

NOTE 7. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2015 and 2014, the Company had net deferred tax assets which relate to the Company’s net operating loss carry forwards less deferred tax liabilities related to unrealized gains on its MacuCLEAR investment shares. At December 31, 2015, the remaining net operating loss totaled approximately $485,000 which will expire through 2035. This deferred tax asset has been fully offset by a valuation reserve. The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an “ownership change” as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an “ownership change” as defined by the Internal Revenue Code of 1986, the Company’s ability to utilize the net operating losses could be reduced. A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2015	2014

Tax benefit (expense) computed at statutory rate	$68,600	$22,246
State income taxes	—	—
Expiration of NOL carryforward, net of utilization	15,360	(14,688)
Increase (decrease) in valuation allowance	(83,960)	(7,558)
	$—	$—

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2015 and 2014, the significant components of the Company’s deferred tax assets (benefits) and liabilities are summarized as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forward	$165,000	$73,990
Less valuation allowance	(132,600)	(48,640)
	32,400	25,350

Deferred tax liabilities:
Unrealized gain on investments	32,400	25,350
	$—	$—

NOTE 8. Stockholders’ Equity

Common and Preferred Stock

The Company’s capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01. The Board of Directors has established the Series A and Series A-1 8% Convertible Preferred Stock as a series of Company preferred stock (for purposes of this section, the “Series A Preferred Stock”), designating up to 1,000,000 shares with a par value of $.10 per share. As of the date of this filing, there are outstanding 175,000 shares of Series A Preferred Stock, 1,500,000 shares of Series B Preferred Stock, and 23,249,355 shares of common stock outstanding. The Series A Preferred Stock shares are being offered under a private placement offering (See Note 11) and the Series B Preferred Stock shares were issued pursuant to the Solar Logic transaction (See Note 3). The Company’s common stock was increased 119,122 shares in 2015 from common stock dividends for the preferred stock (see description below). The Company’s common stock was increased 770,000 shares in 2014 from two debt conversions (See Note 10).

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

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

Series A Preferred Stock.

The Series A Preferred Stock ranks in priority to any other preferred stock currently issued or to be issued. Our common stock and any other class or series of preferred stock issued hereafter is or will be junior to the Series A Preferred Stock, in each case as to distributions upon liquidation, dissolution or winding up of the Company and payment of dividends on shares of equity securities. Each share of the Series A Preferred Stock bears an eight percent (8%) dividend (the “Dividend”) payable quarterly. Dividends may be paid in cash or in common stock at issuer’s option for the first two years following closing, thereafter the issuer shall pay the Dividend in cash.  Dividends paid in common stock shall be paid on the basis of the previous 90 day moving average price but not less than $.10 per share. During 2014, we completed the sale of three Series A Preferred Stock Units for $50,000 (see Note 11). Each Unit consists of 50,000 shares of Series A Preferred Stock and 50,000 Warrants. Dividends paid in 2015 totaled 119,122 shares of common stock valued at $1,191.

Every share of the Series A Convertible Preferred Stock purchased possesses one warrant to purchase one share each of the Company’s common stock at a fixed exercise price of $1.50 per share which may be exercised by the holder any time during the three years from the date of issue. The holders of the Series A Preferred Stock have the right, at any time, to convert each Series A Preferred Share into ten (10) shares of common stock. Each share of Series A Preferred Stock shall be converted into ten (10) fully paid and nonassessable shares of common stock at the request of the Corporation. This automatic conversion is conditioned upon the passing of a minimum of two years from the date of issuance and subject to the previous 30 day moving average price of the Company’s common stock be at least $1.50 per share and a previous 30 day average volume of 50,000 common shares or more per day. No transfer of Series A Preferred Shares may be made to any holder who, at the time of the transfer, would not be an “Accredited Investor” pursuant to Rules promulgated under the Securities Act of 1933. In the event of the death of an Investor whose beneficiaries would not qualify, the estate of the investor may remain the holder until conversion, or elect to convert the Preferred Stock to common stock. Unless otherwise approved by the Company a holder may not transfer a portion of his holding to more than one person who is not already a holder of common stock or preferred stock or all of his holdings to more than two persons who are so situated.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock

In December 2015, the Board of Directors established the Series B Convertible Preferred Stock as a series of Company preferred stock (for purposes of this section, the “Series B Preferred Stock”), designating 1,500,000 shares with a par value of $.10 per share. The Series B Preferred Stock is junior to the Company’s Series A and Series A-1 Preferred Stock but ranks ahead of our common stock and any other class or series of preferred stock issued hereafter as to distributions upon liquidation, dissolution or winding up or the Company. The Series B Preferred Stock was issued as partial consideration in conjunction with the Solar Logic Incorporated acquisition (see Note 3) and $150,000 was added to Convertible Preferred Stock on the Company’s balance sheet plus $4,620,000 of paid-in capital in excess of par. The Series B Preferred Stock does not possess dividend rights or warrants. The shares may be redeemed by the Company at any time, in whole or in part, for $1.00 per share and the stockholder may convert each preferred share at any time into one (1) fully paid and nonassessable share of common stock of the Company. Each share of Series B Preferred Stock shall be converted into one (1) fully paid and nonassessable share of common stock, as provided herein at the request of the Corporation conditioned upon one of two events, either (1) the passing of a minimum of two years from the date of issuance of the Series B Preferred Stock shares subject to the previous 30 day moving average price of the Company’s common stock be at least $1.50 per share and a previous 30 day average volume of 50,000 common shares or more per day, or (2) the election by Solar Logic to terminate the Patent License Agreement (see Note 3).

The foregoing summary of the Series A Preferred Stock and Series B Preferred Stock designations is not complete and is qualified in its entirety by reference to the copy of the Certificate of Designation which is incorporated by reference herein and available upon request. The Company is not obligated to register any shares under this Offering or any shares of common stock into which the Shares may be converted except upon a secondary offering.

Stock Options

No options, warrants or similar rights are outstanding as of this report date except as attached to the outstanding Series A Preferred Shares.

Subsidiary Preferred Stock

Our subsidiary, Regent NRCo, has 99,950 shares of Series A Convertible Preferred Stock outstanding. The stock was sold under a private placement offering for $50,000 units of 10,000 shares each convertible into 10,000 shares of common stock of the subsidiary plus 4,800 shares of common stock of MacuCLEAR common stock. Upon conversion of all of the shares of the Regent NRCo Series A Convertible Preferred Stock, the Company’s ownership of the subsidiary would be diluted to approximately 90%.

NOTE 9. Related Party Transactions

During 2015 and 2014, the Company borrowed various amounts for general corporate purposes under an agreement with NR Partners, a partnership comprised of the CEO and a director. During 2015 and 2014, we borrowed $21,127 and $56,935, respectively, from NR Partners and SIG Operating, LC to help cover operating expenses. Our Subsidiary has made related party loan payments in 2015 and 2014 of $37,055 and $36,150, respectively. As of December 31, 2015, the amount owed to NR Partners has been reduced to $230. NR Partners is a partnership comprised of the CEO and a director of the Company, and SIG Operating, LC is an entity owned by the CEO which serves as the operator of our assets located in Hill County, Texas.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2014, the Company entered into an agreement to exchange debt, comprised of a promissory note payable, accrued interest and accounts payable, owed to the President in the amount of $89,700 for 7,475 shares of MacuCLEAR Preferred Stock valued at $12.00 per share. As of December 31, 2015, the Company has a promissory note outstanding in the amount of $8,000 due and payable to a director on or before December 31, 2016. For the successful negotiation in April 2015 of the carried-interest in the South Texas exploration opportunity (see Note 5), the Company granted the President a $10,000 bonus in the second quarter and $5,000 in the third quarter. For fiscal 2015, the Company paid the President $6,000 as compensation for negotiations and meetings during travel based on $400 per diem, which effort resulted in the Solar Logic acquisition. Also for fiscal 2015, Regent NRCo paid SIG Operating, LC $17,054 for lease operating costs consisting primarily of operator insurance and leasehold overhead and maintenance.

NOTE 10. Convertible Debentures

On December 5, 2014, we issued a convertible debenture for monies totaling $25,000. The debenture is convertible into shares of the Company’s Series A Preferred Stock at the conversion rate of $25,000 for 25,000 shares of preferred stock. During 2015, the Company paid $1,140 of interest expense and at December 31, 2015, the debenture has accrued interest of $1,074. The outstanding principal is due and payable on June 30, 2016 plus accrued interest at 8% per annum.

On March 28, 2014, the Company borrowed $10,000 from a director of the Company’s subsidiary under a convertible debenture. The principal and the interest were satisfied in July 2014 with the payment of $5,000 cash plus interest of $130 and the balance of $5,000 with 20,000 newly issued restricted shares of Company common stock. On September 10, 2014, we issued a convertible secured debenture for monies borrowed totaling $100,000. Under the terms of the debenture, the principal was due on December 31, 2014 plus interest at 10% per annum. Effective December 31, 2014, the Company and the debenture holder agreed to satisfy the outstanding principal $100,000 and the accrued interest of $3,096 with the transfer of 6,000 shares of MacuCLEAR Preferred Stock and 750,000 shares of newly issued restricted common stock of the Company.

NOTE 11. Private Placement Memorandum

Effective September 1, 2014, the Company approved a Private Placement Memorandum (“PPM”) to raise $1,000,000 through the issuance of 1,000,000 shares of Series A 8% Convertible Preferred Stock at $1.00 per share (See Note 8). Under the PPM, the Company is selling full Units for $50,000 (“Unit”) with the right to sell half Units. The Company filed a Form D on October 9, 2014 with the Securities and Exchange Commission following the first sale of $50,000 under the offering on September 29, 2014. The Company is relying on the federal exemption provided under Rule 506(b) for treatment of the PPM as an exempt offering of securities. During 2014, we completed the sale of three Series A 8% Preferred Stock units for $50,000, consisting of 50,000 shares of Series A 8% Preferred Stock and 50,000 Warrants. The holders of the Preferred Stock have the right, at any time, to convert each Preferred Share into ten (10) shares of common stock. See Note 8 for the Company’s automatic conversion rights. During the first quarter of 2016, the Company approved an extension of the PPM to issue the remaining 850,000 shares of Series A as Series A-1 8% Convertible Preferred Stock with sales efforts to continue through December 31, 2016 with the discretion to continue sales through June 30, 2017. The Series A and Series A-1 have the exact designations and as of the date of this filing, a half unit has been sold for $25,000.

NOTE 12. Oil and Natural Gas Producing Activities (Unaudited)

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements were prepared by an independent petroleum engineer as of December 31, 2015. Such estimates are in accordance with guidelines established by the SEC and the FASB. All of our reserves are located in Texas. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. A copy of the reserve report for 2015 is furnished as exhibit 99.1 to this Annual Report on Form 10-K.

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth estimated proved oil and natural gas reserves together with the changes therein for the three years ended December 31, 2015.

	Crude Oil	Liquids	Natural Gas
	Bbls	Bbls	Mcf
Quantities of Proved Reserves:

Balance, December 31, 2013	134,700	—	36,590
Revisions of previous estimates (1)	(64,100)	—	(36,590)
Balance, December 31, 2014	70,600	—	—
Revisions of previous estimates (2)	(65,200)	—	—
Balance, December 31, 2015	5,400	—	—

Proved Developed Reserves:
Beginning of year	7,000	—	—
End of year	5,400	—	—

________________

(1)	Downward revisions due to rescission of 2013 farm-out agreement as uneconomic.
(2)	Downward revisions of previous estimates were due to new plans to convert a nominal producing well into an injector.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2015 and 2014 was as follows:

	2015	2014

Future revenues	$597,000	$4,043,000
Future development costs	(26,000)	(198,000)
Future production costs	(186,000)	(430,000)
Future net cash flow before Federal income tax	385,000	3,415,000
Future income taxes	(77,000)	(683,000)
Future net cash flows	308,000	2,732,000
Effect of 10% annual discounting	(110,000)	(1,218,000)
Standardized measure of discounted net cash flows	$198,000	$1,514,000

Table of Contents Index to Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (“Standardized Measures”) do not purport to present the fair market value of a company’s oil and natural gas properties. An estimate of such value should consider, among other factors, anticipated oil and natural gas future prices, the probability of recoveries in excess of the existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision. The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. The future income tax costs give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period. Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2014. The prices used for oil for the years ended December 31, 2015 and 2014 were $44.60 and $79.81, respectively per barrel, adjusted by lease for quality, transportation fees, and regional price differentials.

The changes in standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2015 and 2014 were as follows:

	2015	2014

Balance, beginning of the year	$1,514,000	$4,177,000
Net changes in prices and costs related to future production	(123,420)	(29,700)
Sales and transfers, net of production costs	—	—
Net change due to revisions of quantity estimates	(466,080)	(2,226,100)
Changes in future development costs	(172,000)	(198,000)
Net change in income taxes	(606,000)	683,000
Accretion of discount	51,500	199,800
Change in production rates (timing) and other	(244,000)	430,000
Net increase (decrease) in standardized measures	(1,560,000)	(745,000)
Balance, end of year	$198,000	$3,002,000

Table of Contents Index to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework Internal Control-Integrated. Based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

The Executive Officers and Directors of the Registrant and their respective ages as of the date of this filing are reflected below. Former director Philip G. Ralston passed away in July 2015 and his board position will be filled during 2016.

Name	Age	Director Since	Position

David A. Nelson	68	June, 2003	Chairman, CEO
David L. Ramsour	75	June, 2007	Secretary, Director

David A. Nelson, Chairman, President and CEO, is a member of the Texas Alliance of Energy Producers, the Oilfield Christian Fellowship, the Texas Bar Association, and has been a licensed attorney in Texas since 1978. His 30 years of oil and natural gas experience includes managing oil and natural gas production and gas gathering systems in Texas, Oklahoma and Louisiana and serving as President of two publicly traded oil and natural gas companies. He started his professional career with Republic National Bank of Dallas in 1971 where he served as a Vice President in the Metropolitan Lending Division. In 1983, he became Corporate Counsel for Richardson Energy Corporation and in 1984 formed a private oil and natural gas company. From January 1999 to September 2001, Mr. Nelson was Sr. Vice President of Baptist Foundation of Texas and President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company. In 2002, he initiated management of private equity investments including oil and natural gas operations. In 2011, he was recognized for his work as the Founding Director of MacuCLEAR, Inc., an ophthalmic drug development company. Mr. Nelson holds various investment fiduciary designations and FINRA licenses. He is a graduate of Baylor University with BA and JD degrees and a Master of Computing Sciences from Texas A & M University.

David L. Ramsour, PhD, has served as a financial and economic strategist for the past 35 years. He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares. Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist. At the Bank of Hawaii, Dr. Ramsour headed the Bank’s division assessing Fed policy, rates and credit and investment conditions in the US, Europe, Asia and the Pacific, and provided portfolio, market and project feasibility counsel for the Bank and its clients. Dr. Ramsour left Bancorp Hawaii in 1995 to begin work on behalf of the Governor of Guam in the development of an extensive industrial restructuring. Over the ensuing years, he has worked as a consultant to a great number of US, Pacific and Asian corporate and government enterprises and has spoken to international conferences there and in Europe. Dr. Ramsour also served on various task forces and policy committees including three-terms as a member of the American Bankers Association Council of Economic Advisors in Washington, DC. Dr. Ramsour is a graduate of Baylor University with a Bachelor and Master’s degree and he received his PhD in international finance from the University of Texas at Dallas.

Section 16(A) Beneficial Ownership Reporting Compliance

Effective March 1, 2006, the Board of Directors adopted a Code of Ethics that will apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. During the 2015 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

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

Table of Contents Index to Financial Statements

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

OFFICER SUMMARY COMPENSATION TABLE
							Change
							in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

David A. Nelson	2015	—	15,000	—	—	—	—	—	15,000
Chairman and Chief	2014	—	—	—	—	—	—	—	—
Executive Officer

David L. Ramsour	2015	—	—	—	—	—	—	—	—
Secretary	2014	—	—	—	—	—	—	—	—

DIRECTORS’ COMPENSATION TABLE
Fees
		Earned or		Non-equity	Incentive
		Paid-in	Stock	Option	Plan	All Other
Name and		Cash	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

David A. Nelson	2015	$6,000	—	N/A	N/A	N/A	—
	2014	—	—	N/A	N/A	N/A	—

David L. Ramsour	2015	—	—	N/A	N/A	N/A	—
	2014	—	—	N/A	N/A	N/A	—

Douglas R. Baum	2015	—	—	N/A	N/A	N/A	—
	2014	—	—	N/A	N/A	N/A	—

Table of Contents Index to Financial Statements

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2015, there are 23,249,355 shares of common stock issued and outstanding. The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of common stock shown. Beneficial ownership is used as defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934.

	Name of	Beneficial Ownership	Percent
Title	Beneficial Owner (1)	Number of shares (2)	of Class

Chairman/CEO	David A. Nelson	17,965,798	77.3%
Secretary/Director	David L. Ramsour	500,000	2.2%
Director-Subsidiary	Douglas R. Baum	520,000	2.2%
All Officers and Directors as a group (3)		18,985,798	81.7	% (4)

___________________

(1)	Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.
(2)	This figure includes the shares of the officers and directors. There are no outstanding options or warrants as of the date of the filing of this report.
(3)	Total number of shares and percent ownership includes all directors and officers.
(4)	No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Changes in control

The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014 and 2015, the Subsidiary completed a series of financing transactions between NR Partners, SIG Operating, LC, the CEO and a director. See Note 9 - “Related Party Transactions” to our consolidated financial statements for additional information.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

	2015	2014

Audit fees	$26,220	$25,697
Audit-related fees	2,221	4,936
Tax fees	—	—
All other fees	—	—

_________________
*	There were no other fees billed to Regent by its principal accountant for the last two fiscal years for any products or services not covered in Items 1, 2 or 3 above.

Table of Contents Index to Financial Statements

The Company does not maintain a standing audit committee. Although the Company does not maintain an audit committee, all professional services are pre-approved by the Board of Directors, including the audit fees listed in Item 1. The balance of the services described in Item 2 above are pre-approved only to the extent that discussions are held with the principal independent accountant for Regent prior to the commencement of any services by the accountant, during which time services to be performed by the accountant on behalf of Regent were outlined.

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement which became effective November 18, 1980; File Number 2-69087)
3.2	Restated Articles of Incorporation of Regent Technologies, Inc. (incorporated by reference from Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987)
3.3	Bylaws of Regent Technologies, Inc. as amended (incorporated by reference from Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987)
10.1	Restricted Stock Agreement for Directors approved on November 26, 2007 by the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007)
10.2	Property Transfer Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated September 29, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 8, 2010)
10.3	NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2011)
21.1 #	List of subsidiaries - Regent Natural Resources Co.
23.1 #	Consent of MKM Engineering, Inc.
31.1 #	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 #	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
99.1 #	Independent Engineer Reserve Report for the year ended December 31, 2015 prepared by MKM Engineering, Inc.
101.INS #*	XBRL Instance Document
101.SCH #*	XBRL Taxonomy Extension Schema
101.CAL #*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF #*	XBRL Taxonomy Extension Definition Linkbase
101.LAB #*	XBRL Taxonomy Extension Label Linkbase
101.PRE #*	XBRL Taxonomy Extension Presentation Linkbase

_____________
#	Filed Herewith
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

REGENT TECHNOLOGIES, INC.

Dated: April 14, 2016	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

