Form 10-Q
period 2016-03-31
REGENT TECHNOLOGIES INC
filed 2016-05-20
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

The number of outstanding shares of the issuer’s only class of common stock as of May 20, 2016 was 23,449,355.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash	$20,038	$4,411
Prepaid expenses and other	75,730	75,730
Investments (Note 4)	110,513	110,513
Total current assets	206,281	190,654
Property, plant and equipment, net	185,780	185,780
Intangible assets, net	4,614,220	4,614,220
Oil and natural gas properties, net	102,100	102,100
Investments, restricted (Note 4)	207,422	207,422

Total assets	$5,315,803	5,300,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,730	$11,651
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	8,000	8,000
Accrued interest payable	1,501	1,074
Accrued liabilities - related parties	15,707	12,230
Total current liabilities	63,938	57,955
Accrued liabilities - related parties	14,000	17,000
Asset retirement obligation	10,660	10,660

Total liabilities	88,598	85,615

Stockholders’ equity:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Series A 8% Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 175,000 and 150,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively, Registrant	17,500	15,000
Series B Convertible Preferred stock, $.10 par value, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding, Registrant	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,449,355 and 23,249,355 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	234,493	232,493
Paid-in capital in excess of par	8,349,771	8,329,271
Accumulated deficit	(3,534,509)	(3,522,153)
Total Stockholders’ Equity	5,227,205	5,214,561

Total liabilities and stockholders’ equity	$5,315,803	$5,300,176

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Operating revenues:	$—	$—

Operating expenses:
Lease operating expense	1,425	1,050
Production and other taxes	—	1,000
Depreciation, depletion and amortization	—	74
General and administrative	10,504	19,824
Total operating expenses	11,929	21,948

Loss from operations	(11,929)	(21,948)

Other expense:
Interest expense	(427)	(744)
Total other expense	(427)	(744)

Loss before income taxes	(12,356)	(22,692)
Income tax provision	—	—

Net loss	(12,356)	(22,692)

Series A preferred dividends	—	587

Net loss available to common stockholders	$(12,356)	$(23,279)

Net loss per common share:
(basic and diluted)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
(basic and diluted)	23,416,388	23,140,656

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net loss before non-cash operating activities	$(12,356)	$(22,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	—	74
Increase in prepaid expense and other	—	(15,000)
Increase (decrease) in accounts payable	2,079	(2,487)
Increase (decrease) in accrued liabilities - related parties	477	(9,500)
Increase in accrued interest payable - related parties	427	745
Net Cash Used in Operating Activities	(9,373)	(48,860)

Investing activities:	—	—

Financing activities:
Proceeds from sale of Series A preferred stock	25,000	—
Net Cash Provided by Financing Activities	25,000	—

Net Increase (Decrease) in Cash	15,627	(48,860)
Cash at beginning of period	4,411	188,032
Cash at end of period	$20,038	$139,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Series A preferred dividends paid in common stock	$—	$587
Common stock issued in exchange for oil and gas properties	$2,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, "Development Stage Activities" ("ASC 915") of the "Accounting Standards Codification ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles." As of January 1, 2013, management determined that ASC No. 915 was no longer applicable and accordingly, the ASC No. 915 development stage reporting format was discontinued.

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

Property, Plant and Equipment

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Estimates of our proved reserves as of December 31, 2015 were prepared by a third party engineering firm. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews its equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires the Company to evaluate equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its equipment and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for hedges) less estimated future costs to be incurred in developing and producing the proved reserves, less any related income tax effects.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At March 31, 2016, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

During the quarter ended March 31, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 1 to the consolidated financial statements of the 2015 Form 10-K. In management's opinion, the accounting policies and estimates presented in the 2015 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited financial statements on Form 10-K for the year ended December 31, 2015, which was previously filed with the Securities and Exchange Commission.

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

NOTE 3. Intangible Assets and Solar Logic Acquisition

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” or “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. For a summary of the Agreement and License, see “Note 3 – Intangible Assets and Solar Logic Acquisition” of the Consolidated Financial Statements for the fiscal year ended December 31, 2015 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016.

Intangible assets currently include those assets acquired as part of our Solar Logic Acquisition described above. In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We will record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives beginning with the use of the asset which we expect will be in the fourth quarter of 2016. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense for the first five years of usage to be approximately $307,000 per year.

NOTE 4. Investments

The Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding 99,950 shares of Series A Preferred Stock. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary preferred stock is held at cost or basis whichever is less. During April 2016, the Boards of the Company and the Company’s Subsidiary voted to initiate the redemption process with the conversion of each unit of 5,000 shares of the Subsidiary preferred stock in exchange for 4,817 shares of Series A Preferred Stock of MacuCLEAR plus the issuance of 18,930 shares of newly issued restricted common stock of Regent Technologies, Inc. This exchange will result in the delivery of the MacuCLEAR stock described above and the delivery of 376,707 newly issued shares of Regent Technologies, Inc. restricted common stock.

The Company’s Subsidiary is also holding 5,894 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $18.75 per share based on sales by MacuCLEAR of new issues of preferred stock during December 2015 and January 2016 with the same designations.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s current oil and gas properties consist of interests in two productive wells and one injection well in Hill County, Texas. Effective January 1, 2016, Regent NRCo increased its ownership in its net profits interest in one of the wells from 50% to 90%. The consideration for the acquisition was the issuance of 200,000 shares of common stock of Regent Technologies, Inc. to three parties, one of which was a related party (see Note 10). In April 2015, we negotiated a third-party exploratory agreement and earned a 2.5% carried non-op working interest in the first five wells drilled on 35,000 gross acres in Zavala County, Texas. After drilling three wells, the operator was unable to stimulate and complete the wells due to the sustained drop in the price of oil which resulted in the operator’s inability to raise the necessary capital. We do not anticipate that we will realize any value from the exploratory agreement which was terminated during the first quarter of 2016. The agreement and the drilling activity terminated without any loss or liability to the Company.

NOTE 6. Private Placement Memorandum

Effective January 1, 2016, the Company approved a Private Placement Memorandum (“PPM”) to raise $850,000 through the issuance of 850,000 shares of Series A 8% Convertible Preferred Stock at $1.00 per share (the “Offering”). This PPM is a continuation of the PPM approved in 2014 for $1,000,000 under which the Company sold three $50,000 units. Under the renewed PPM, the Company is selling full Units for $50,000 (“Unit”) with the right to sell partial Units. The Company is relying on the federal exemption provided under Rule 506(b) for treatment of the Offering as an exempt offering of securities and filed a Form D with the Securities and Exchange Commission on April 20, 2016.

NOTE 7. Stockholders’ Equity

During 2015, the Board of Directors voted to continue offering for sale shares of the Series A 8% Convertible Preferred Stock for total sales up to 1,000,000 shares with a par value of $.10 per share. As of the date of this quarterly filing, there are outstanding 175,000 shares of Series A Preferred Stock. The Series A Preferred Stock shares are being offered under the PPM. In addition, the Board has established 1,500,000 shares of Series B Preferred Stock which were all issued pursuant to the Solar Logic transaction (see Note 3). For preferred stock designations and further information, see “Note 8 – Stockholders’ Equity” of the Consolidated Financial Statements for the fiscal year ended December 31, 2015 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016.

The Company’s common stock outstanding increased 200,000 effective January 1, 2016, with the acquisition of the 40% net profits interest (see Note 5). Since one of the three sellers was a related party, there was no increase in the asset value and the stock was booked at par value of $2,000 with an equivalent offset to Paid-in capital in excess of par due to the related party.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense. The Company has not increased the asset retirement obligation for this quarter due to only nominal impact.

NOTE 9. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of March 31, 2016, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2015.

NOTE 10. Related Party Transactions

During the current quarter, the Company made net payments of $2,100 for accrued liabilities owed to Solar Logic, Inc., NR Partners and SIG Partners, LC. NR Partners is a partnership comprised of the President and a director of the Company. SIG Partners, LC is an entity owned by the President of the Company and is the operator of the Company’s oil and gas interests. In addition, Regent NRCo acquired a 10% net profits interest in oil and gas properties from a director of the Regent NRCo (see Note 5). The consideration for the total acquisition was 200,000 shares of newly issued restricted common stock of Regent Technologies, Inc. which was booked at par value of $2,000 with an equivalent offset to Paid-in capital in excess of par due to the related party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC"). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for 2015, (2) our reports and registration statements filed from time to time with the SEC, and (3) other announcements we make from time to time. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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

Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information regarding known material factors that could cause our actual results to differ from projected results, please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

General and Business Overview

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

The Solar Logic assets are centered on a Concentrated Solar Power (CSP) system with supplemental use of natural gas to achieve a continuous output of 10kW per unit. Solar Logic is a complete turn-key distributed CSP solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output of our smallest system is estimated to be 10 kilowatts (kWe) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation. The installed cost of this system is estimated to be $20,000. This system has an estimated Levelized Cost of Energy (LCOE) lower than photovoltaic (PV) solar energy solutions, when run during normal operating hours, or a solar/natural gas mix using extended operating hours. There are over 3.6M light commercial business just within the US Sunbelt states with the expressed need and desire to reduce their high energy consumption costs via clean energy technologies.

Our Solar Logic system is an off-the-shelf distributed CSP solution with CHP capability and can operate as a Rankine cycle or Organic Rankine Cycle. The solution consists of two major components: Eight (8) parabolic troughs (4 ft. by 12 ft.), which can be roof or ground mounted and a “power box” consisting of an innovative turbine, generator, heat chamber, and system controls. Our power box enables the use of saturated steam and high efficiency thermal conversion at a small scale. Each system unit will output 10 kWe of AC power (no inverter required) and can be used in parallel to create greater output per site solution. Future designs include a 25 kWe and 50 kWe systems as well as a mobile unit for military or disaster relief. For continuous output or 24/7 energy production, a simple natural gas connection or gas supply is all that is needed.

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

Competitive Strengths

Turn-Key Solution

We are developing a complete turn-key distributed Concentrated Solar Power (CSP) solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output is estimated to be 10 kilowatts (kWe) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation. The installed cost of the system is estimated to be $20,000. This system will have a solar power only Levelized Cost of Energy (LCOE) at 5.7¢ per kWh over a twenty-five year period, when run during normal operating hours, or a solar/natural gas mix LCOE at 5.13¢ per kWh using extended operating hours.

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

We plan to operate our business in two segments. We plan to manufacture and market our turbine driven distributed CSP electric power generation systems with natural gas (NG) as a supplemental (optional) heat source. We have a target electrical power output of 10 kWe, which is above the typical household use of photovoltaic (PV) but toward the lower end of commercial use. However, our Solar Logic systems can be installed in multiples, facilitating larger and scalable output from 10 – 150 kWe for industry applications. The system uses eight to ten parabolic troughs, approximately four feet by twelve feet each, and an integral power block. The power block consists of a small steam turbine/generator assembly, gas boiler, and system controls for a closed-loop, dry-cooled design, thereby requiring no additional water or working fluids once operational. This segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key thermal power systems, or solar solutions, that draw upon our project development and service capabilities. Our second segment is a derivative of the first in that we plan to offer our systems for the generation of electricity using exclusively stranded natural gas or other heat sources such as biomass or geothermal. The flexibility of thermal solar allows our solar power system to be combined with any heat source for maximum efficiency within the DG Solar environment.

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

Intellectual Property

Solar Logic holds several U.S. and foreign patents, as well as pending patent applications, related to our system and turbine technologies. The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Although the Company believes that its existing patents and the Company's equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company's existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment or processes infringe, or are alleged to infringe, patents or other proprietary rights of others, the Company may be required to modify the design of its equipment or processes, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

The Company also relies on trade secrets and proprietary know-how, and employs various methods to protect its technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Failure to protect its trade secrets could have a material adverse effect on the Company. We will file additional patent applications to protect inventions arising from our research and development. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. In addition, we have registered and/or have applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Solar Logic.”

Oil and Natural Gas Reserves

We continue to own oil and gas reserves and we anticipate that the natural gas application for our thermal solar assets will lead to the acquisition of additional reserves. The following table sets forth our estimated proved reserves, as of January 1, 2016, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 1/31/16)
	Oil	NGL	Gas	PV-10
	(Bbls)	(MBbls)	(MMcf)	($)
Proved developed – Producing	1,152	—	—	$1,170
Proved developed – Non-producing	8,631	—	—	128,106
Proved undeveloped	—	—	—	—
Total Proved (1)(2)	9,783	—	—	$126,276

________________

(1)	The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $129,276 at January 1, 2016. The commodity prices used to estimate proved reserves and their related PV-10 Value were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2015 through December 2015. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $44.60 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.
(2)	None of our oil reserves are derived from non-traditional sources.

Please read “Item 1A. Risk Factors” — The Company's estimated reserves are based on many assumptions that may turn out to be inaccurate.  Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” and please read the notes following the consolidated financial statements for the year ended December 31, 2015 in conjunction with the reserve estimates, both incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2015.

Results of Operations

For the three months ended March 31, 2016, we reported a net loss applicable to common stock of $12,356 compared to a net loss applicable to common stock of $23,279 for the same period in 2015. General and administrative expenses were $10,504 for the period ended March 31, 2016 compared to $19,824 for the same period in 2015. This decrease was primarily due to the Company’s decision to temporarily suspend director and officer liability insurance and lower oil and gas related expense. Interest expense was $427 for the current quarter compared to interest expense of $744 for the same period in 2015.

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

Net cash flows used in operating activities was $9,373, for the period ending March 31, 2016, compared to $48,860 of net cash used for the same period in 2015. The decrease was due primarily to the costs during 2015 related to the ongoing negotiations for oil and gas assets in North Appalachia which included $15,000 for environmental reviews. Also, the Company paid approximately $12,000 toward accrued liabilities in 2015. The Company increased cash from investing activities by $25,000 during the current quarter from preferred stock sales.

The Company is not performing any product research and development at this time but does expect to initiate research and development in 2017. We do not expect to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

No changes in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that have altered management’s conclusions of inherent limitations within the Company regarding internal controls as of December 31, 2015, which conclusions are incorporated herein by reference.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not aware of any pending claims or assessments, that may have a material adverse impact on Regent’s financial position or operations.

Item 1A.	Risk Factors

The discussion in Part I, “Item 1A. Risk Factors” in the Company's 2015 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

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

REGENT TECHNOLOGIES, INC.

Dated: May 20, 2016	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

