Form 10-Q
period 2016-06-30
REGENT TECHNOLOGIES INC
filed 2016-08-22
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

The number of outstanding shares of the issuer's only class of common stock as of August 22, 2016 was 23,449,355.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash	$10,005	$4,411
Prepaid expenses and other	78,992	75,730
Investments (Note 4)	100,519	110,513
Total current assets	189,516	190,654
Property, plant and equipment, net	185,780	185,780
Intangible assets, net	4,614,220	4,614,220
Oil and natural gas properties, net	102,100	102,100
Investments, restricted (Note 4)	207,422	207,422
Total assets	$5,299,038	5,300,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,217	$11,651
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	18,000	8,000
Accrued interest payable	2,120	1,074
Accrued liabilities - related parties	12,316	12,230
Total current liabilities	82,653	57,955
Accrued liabilities - related parties	12,000	17,000
Asset retirement obligation	10,660	10,660
Total liabilities	105,313	85,615

Stockholders' equity:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 99,500 shares issued and outstanding, Regent Natural Resources Co.	9,950	9,950
Series A 8% Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 175,000 and 150,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively, Registrant	17,500	15,000
Series B Convertible Preferred stock, $.10 par value, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding, Registrant	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,449,355 and 23,249,355 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	234,493	232,493
Paid-in capital in excess of par	8,349,771	8,329,271
Accumulated deficit	(3,567,989)	(3,522,153)
Total stockholders' equity	5,193,725	5,214,561

Total Liabilities and Stockholders' Equity	$5,299,038	$5,300,176

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Operating revenues:	$—	$—	$—	$—

Operating expenses:
Lease operating expense	662	5,900	2,087	6,950
Production and other taxes	—	—	—	1,000
Depreciation, depletion and amortization	—	—	—	74
General and administrative	32,198	27,315	42,702	47,139

Total operating expenses	32,860	33,215	44,789	55,163

Loss from operations	(32,860)	(33,215)	(44,789)	(55,163)

Other expense:
Interest expense	(620)	(594)	(1,047)	(1,338)

Total other expense	(620)	(594)	(1,047)	(1,338)

Loss before income taxes	(33,480)	(33,809)	(45,836)	(56,501)

Income tax provision	—	—	—	—

Net loss	(33,480)	(33,809)	(45,836)	(56,501)

Series A preferred dividends	—	299	—	886

Net loss available to common stockholders	$(33,480)	$(34,108)	$(45,836)	$(57,387)

Net loss per share of common stock:
(basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
(basic and diluted)	23,432,871	23,193,795	23,432,871	23,167,372

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net loss before non-cash operating activities	$(45,836)	$(57,387)
Adjustments to reconcile net cash used in operating activities:
Depreciation, depletion and amortization	—	74
Preferred stock dividends (non-cash)	—	886
Increase in prepaid expense and other	(3,262)	(27,233)
Increase (decrease) in accounts payable	13,566	(10,744)
Decrease in accrued liabilities - related parties	(4,914)	(10,900)
Increase in accrued interest payable - related parties	1,046	1,339
Net Cash Used In Operating Activities:	(39,400)	(103,965)

Investing activities:
Proceeds from sale of MacuCLEAR stock investment	9,994	—
Capital expenditures for oil and natural gas interests	—	(6,000)
Net Cash Provided By Investing Activities:	9,994	(6,000)

Financing activities:
Proceeds from sale of Series A preferred stock	25,000	—
Borrowings - related parties	10,000	—
Net Cash Provided By (Used In) Financing Activities:	35,000	—

Net Increase (Decrease) in Cash:	5,594	(109,965)
Cash at beginning of period	4,411	188,032
Cash at end of period	$10,005	$78,067

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Series A preferred dividends paid in common stock	$—	$587
Common stock issued in exchange for assets	$2,000	$—

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

Property, Plant and Equipment

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Estimates of our proved reserves as of December 31, 2015 were prepared by a third party engineering firm. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews its equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires the Company to evaluate equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its equipment and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for hedges) less estimated future costs to be incurred in developing and producing the proved reserves, less any related income tax effects.

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At June 30, 2016, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

During the quarter ended June 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

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

NOTE 3. Intangible Assets and Solar Logic Acquisition

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” of “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. Please read Note 3 of the consolidated financial statements for the year ended December 31, 2015 which is incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2015.

Intangible assets currently include those assets acquired as part of our Solar Logic Acquisition described above. In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We will record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives beginning with the use of the asset which we expect will be in the first quarter of 2017. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense for the first five years of usage to be approximately $307,000 per year.

NOTE 4. Investments

The Company’s Subsidiary is holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding 99,950 shares of Series A Preferred Stock. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary preferred stock is held at cost or basis whichever is less. During April 2016, the Boards of the Company and the Company’s Subsidiary voted to initiate the redemption process with the conversion of each unit of 5,000 shares of the Subsidiary preferred stock in exchange for 4,817 shares of Series A Preferred Stock of MacuCLEAR plus the issuance of 18,930 shares of newly issued restricted common stock of Regent Technologies, Inc. This exchange will result in the delivery of the MacuCLEAR stock described above and the delivery of 376,707 newly issued shares of Regent Technologies, Inc. restricted common stock. As of the date of this filing, over 75% of the holders of the Subsidiary preferred stock have elected to convert. This conversion process requires that the holders of the transferred MacuCLEAR preferred stock execute a MacuCLEAR Shareholder’s Agreement to complete the conversion. The Company anticipates that the conversion will be completed before September 30, 2016.

The Company’s Subsidiary is also holding 5,361 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. During the current quarter, the Subsidiary sold 533 shares for $18.75 per share. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $18.75 per share based on sales by MacuCLEAR of new issues of preferred stock during December 2015 and January 2016 with the same designations.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Property, Plant and Equipment

Pursuant to the Solar Logic Acquisition described in Note 3, $185,780 was assigned to property, plant and equipment effective December 1, 2015. On June 24, 2014 the Company engaged Enstream Capital Markets, LLC to provide financial advisory services to the Company on an exclusive basis to assist with the Company’s needs for equity and debt capital for several projects under evaluation. The Company entered into a Purchase and Sale Agreement on November 18, 2014 to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing. The Company is continuing to negotiate the acquisition and has advanced $70,731 toward environmental, engineering and bank fees related thereto.

The Company’s current oil and gas properties consist of interests in two productive wells and one injection well in Hill County, Texas. Effective January 1, 2016, Regent NRCo increased its ownership in its net profits interest in one of the wells from 50% to 90%. The consideration for the acquisition was the issuance of 200,000 shares of common stock of Regent Technologies, Inc. to three parties, one of which was a related party (see Note 10). The consideration was booked at par value of $2,000 with an equivalent offset to Paid-in capital in excess of par because the transaction included a related party. In April 2015, we negotiated a third-party exploratory agreement and earned a 2.5% carried non-op working interest in the first five wells drilled on 35,000 gross acres in Zavala County, Texas. After drilling three wells, the operator was unable to stimulate and complete the wells due to the sustained drop in the price of oil which resulted in the operator’s inability to raise the necessary capital. We do not anticipate that we will realize any value from the exploratory agreement which was terminated during the first quarter of 2016. The agreement and the drilling activity terminated without any loss or liability to the Company.

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

NOTE 7. Stockholders’ Equity

During 2015, the Board of Directors voted to continue offering for sale shares of the Series A 8% Convertible Preferred Stock for total sales up to 1,000,000 shares with a par value of $.10 per share. As of the date of this quarterly filing, there are outstanding 175,000 shares of Series A Preferred Stock. The Series A Preferred Stock shares are being offered under the PPM. Upon declaration of any dividend by the Company, the 8% is paid-to-date through Regent common stock for the first two years. In addition, the Board has established 1,500,000 shares of Series B Preferred Stock which were all issued pursuant to the Solar Logic transaction (See Note 3). Please read Note 8 of the consolidated financial statements for the year ended December 31, 2015 for preferred stock designations and further information which is incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2015.

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

NOTE 9. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of June 30, 2016, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2015.

NOTE 10. Related Party Transactions

During the six months ended June 30, 2016, the Company made net payments of $4,715 for accrued liabilities owed to Solar Logic, Inc., NR Partners and SIG Partners, LC. NR Partners is a partnership comprised of the President and a director of the Company. SIG Partners, LC is an entity owned by the President of the Company and is the operator of the Company’s oil and gas interests. In addition, Regent NRCo acquired a 10% net profits interest in oil and gas properties from a director of the Regent NRCo (see Note 5). During the current quarter, the Company borrowed $10,000 from a director of Regent NRCo which amount is repayable in September 2016 plus interest at 10% per annum.

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

The Solar Logic assets are centered on a Concentrated Solar Power (CSP) system with supplemental use of natural gas to achieve a continuous output of 10kW per unit. Solar Logic is a complete turn-key distributed CSP solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output of our smallest system is estimated to be 10 kilowatts (kWe) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation. The installed cost of this system is estimated to be $20,000. This system has an estimated Levelized Cost of Energy (LCOE) lower than photovoltaic (PV) solar energy solutions, when run during normal operating hours, or a solar/natural gas mix using extended operating hours. There are over 3.6 million light commercial businesses just within the US Sunbelt states as further discussed in “Market and Competition” below.

Our Solar Logic system is an off-the-shelf distributed CSP solution with CHP capability and can operate as a Rankine cycle or Organic Rankine Cycle. The solution consists of two major components: Eight (8) parabolic troughs (4 ft. by 12 ft.), which can be roof or ground mounted, and a “power box” consisting of an innovative turbine, generator, heat chamber, and system controls. Our power box enables the use of saturated steam and high efficiency thermal conversion at a small scale. Each system unit will output 10 kWe of AC power (no inverter required) and can be used in parallel to create greater output per site solution. Future designs include a 25 kWe and 50 kWe systems as well as a mobile unit for military or disaster relief. For continuous output or 24/7 energy production, a simple natural gas connection or gas supply is all that is needed.

Market and Competition

We believe we have over 3-5 million light commercial candidates for our solar thermal business just within the US with the expressed need and desire to reduce their high energy consumption costs via clean energy technologies. Solar energy is a growing form of renewable energy domestically and internationally with numerous economic and environmental benefits that make it an attractive complement to, and/or substitute for, traditional forms of electricity generation. The solar industry continues to be characterized by pricing competition and we believe manufacturers of solar energy solutions have significant installed production capacity and the ability for additional capacity expansion. Intense competition at the systems level can result in a rapid decline in prices and further increase the demand for solar energy solutions.

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

Turbine Flexibility

Our Solar Logic patented turbine works with our parabolic trough system in a single-loop design which passes the solar heated Heat Transfer Fluid (HTF) directly through the power turbine. Unlike a conventional steam turbine, Solar Logic’s innovative boundary layer turbine can accept HTF in wet, dry, or two-phase flow conditions. Our turbine can extract energy from very low vapor quality working fluid without internal damage. Our bladeless design facilitates high volume manufacturing at a low cost, thereby bringing down the cost-per-watt of our energy solution while maintaining robust use. In addition, our turbine has the flexibility to serve as a pump.

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

We plan to operate our business in two segments. We plan to manufacture and market our turbine driven distributed generation (DG) CSP electric power systems with natural gas (NG) as a supplemental (optional) heat source. We have a target electrical power output of 10 kWe, which is above the typical household use of photovoltaic (PV) but toward the lower end of commercial use. However, our Solar Logic systems can be installed in multiples, facilitating larger and scalable output from 10 – 150 kWe for industry applications. The system uses eight to ten parabolic troughs, approximately four feet by twelve feet each, and an integral power block. The power block consists of a small steam turbine/generator assembly, gas boiler, and system controls for a closed-loop, dry-cooled design, thereby requiring no additional water or working fluids once operational. This segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key thermal power systems, or solar solutions, that draw upon our project development and service capabilities. Our second segment is a derivative of the first in that we plan to offer our systems for the generation of electricity using exclusively stranded natural gas or other heat sources such as biomass or geothermal. The flexibility of thermal solar allows our solar power system to be combined with any heat source for maximum efficiency within the DG Solar environment.

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

Oil and Natural Gas Reserves

We continue to own oil and gas reserves and we anticipate that the natural gas application for our thermal solar assets will lead to the acquisition of additional reserves. The following table sets forth our estimated proved reserves, as of January 1, 2016, based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves (SEC Prices at 1/31/16)
	Oil	NGL	Gas	PV-10
	(Bbls)	(MBbls)	(MMcf)	($)
Proved developed – Producing	1,152	—	—	$1,170
Proved developed – Non-producing	8,631	—	—	128,106
Proved undeveloped	—	—	—	—
Total Proved (1)(2)	9,783	—	—	$129,276

________________

(1)	The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $129,276 at January 1, 2016. The commodity prices used to estimate proved reserves and their related PV-10 Value were based on the 12-month unweighted arithmetic benchmark average of the first-day-of-the-month price for the period from January 2015 through December 2015. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $44.60 per barrel of over the remaining life of our proved reserves. Operating costs were not escalated.
(2)	None of our oil reserves are derived from non-traditional sources.

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

Results of Operations

For the six months ended June 30, 2016, we reported a net loss applicable to common stock of $45,836 compared to a net loss applicable to common stock of $57,387 for the same period in 2015. General and administrative expenses were $42,702 for the six months ended June 30, 2016 compared to $47,139 for the same period in 2015. This decrease was primarily due to the Company’s decision to temporarily suspend director and officer liability insurance and lower oil and gas related expense. Interest expense for the six months ended June 30, 2016 was $1,047 compared to interest expense of $1,338 for the same period in 2015.

Liquidity and Capital Resources

Net cash flows used in operating activities was $39,400 for the six months ending June 30, 2016, compared to $103,965 of net cash used for the same six-month period in 2015. The decrease for the current period was due primarily to the costs during 2015 related to the ongoing negotiations for oil and gas assets in North Appalachia which included approximately $27,000 for environmental due diligence reviews. The Company increased cash from financing activities by $25,000 during the first quarter from the sale of Regent Series A preferred stock. During June 2016, cash was provided by financing activities through borrowings of $10,000 from a related party and by investing activities in the amount of $9,994 from the sale of 533 shares of MacuCLEAR preferred stock.

We will continue to fund operations through preferred stock issuances, short-term borrowings and equity investment sales in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. There is no assurance that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital.

The Company is not performing any product research and development at this time but does expect to initiate research and development in 2017 in furthering the commercialization of its proprietary solar intellectual property. We do not expect to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the six months ended June 30, 2016.

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

REGENT TECHNOLOGIES, INC.

Dated: August 22, 2016	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

