Form 10-Q
period 2016-09-30
REGENT TECHNOLOGIES INC
filed 2016-11-14
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

The number of outstanding shares of the issuer's only class of common stock as of November 14, 2016 was 23,826,062.

1

REGENT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash	$5,000	$4,411
Prepaid expenses and other	77,107	75,730
Investments (Note 4)	100,519	110,513
Total current assets	182,626	190,654
Property, plant and equipment, net	185,780	185,780
Intangible assets, net (Note 3)	4,614,220	4,614,220
Oil and natural gas properties, net	102,100	102,100
Investments, restricted (Note 4)	—	207,422
Total assets	$5,084,726	$5,300,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,689	$11,651
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	18,000	8,000
Accrued interest payable	874	1,074
Accrued liabilities - related parties	28,635	12,230
Total current liabilities	102,198	57,955
Accrued liabilities - related parties	9,000	17,000
Asset retirement obligation	10,660	10,660
Total liabilities	121,858	85,615

Stockholders' equity:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 0 and 99,500 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively, Regent Natural Resources Co.	—	9,950
Series A 8% Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized, 175,000 and 150,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively, Registrant	17,500	15,000
Series B Convertible Preferred stock, $.10 par value, 1,500,000 shares authorized, 1,500,000 shares issued and outstanding, Registrant	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,826,062 and 23,249,355 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	238,260	232,493
Paid-in capital in excess of par	8,148,532	8,329,271
Accumulated deficit	(3,591,424)	(3,522,153)
Total stockholders' equity	4,962,868	5,214,561
Total Liabilities and Stockholders' Equity	$5,084,726	$5,300,176

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Operating revenues:	$—	$—	$—	$—

Operating expenses:
Lease operating expense	2,008	5,605	5,520	13,555
Production and other taxes	—	—	—	1,000
Depreciation, depletion and amortization	—	—	—	74
General and administrative	19,071	26,782	62,234	72,922
Total operating expenses	21,079	32,387	67,754	87,551

Loss from operations	(21,079)	(32,387)	(67,754)	(87,551)

Other expense:
Gain from accounts payable write-off	283	—	283	—
Interest expense	(753)	(605)	(1,800)	(1,943)
Total other expense	(470)	(605)	(1,517)	(1,943)

Loss before income taxes	(21,549)	(32,992)	(69,271)	(89,494)

Income tax provision	—	—	—	—

Net loss	(21,549)	(32,992)	(69,271)	(89,494)

Series A preferred dividends	—	—	—	885

Net loss available to common stockholders	$(21,549)	$(32,992)	$(69,271)	$(90,379)

Net loss per share of common stock:
(basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
(basic and diluted)	23,510,775	23,218,781	23,459,029	23,184,697

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss before non-cash operating activities	$(69,271)	$(89,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	—	74
Increase in prepaid expense and other	(1,377)	(31,590)
Increase (decrease) in accounts payable	18,038	(13,905)
Increase (decrease) in accrued liabilities - related parties	8,405	(10,900)
Increase (decrease) in accrued interest payable	(200)	804
Net Cash Used In Operating Activities:	(44,405)	(145,011)

Investing activities:
Proceeds from sale of MacuCLEAR stock investment	9,994	—
Capital expenditures for oil and natural gas interests	—	(10,499)
Net Cash Provided By (Used In) Investing Activities:	9,994	(10,499)

Financing activities:
Proceeds from sale of Series A prefered stock	25,000	—
Borrowings - related parties	10,000	—
Net Cash Provided By Financing Activities:	35,000	—

Net Increase (Decrease) in Cash:	589	(155,510)
Cash at beginning of period	4,411	188,032
Cash at end of period	$5,000	$32,522

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,000	$1,140
Income taxes	$—	$—
Non-cash investing and financing activities:
Series A preferred dividends paid in common stock	$—	$885
Common stock issued in exchange for assets	$2,000	$—
Preferred stock redeemed with asset exchange	$207,422	$—
Common stock issued in preferred stock redemption	$3,767	$—

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, "Development Stage Activities" ("ASC 915") of the "Accounting Standards Codification ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles." Regent NRCo is a Texas corporation and is engaged in testing oil and gas production enhancement technologies and the acquisition and development of oil and natural gas properties. In 2013, the Company organized a second subsidiary REGENT SPV LLC as a Texas limited liability company. It is referred to herein as “RSPV” and it will operate as an unregulated company and will invest in, own and operate distributed solar power ventures, including commercial and residential solar installations.

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At September 30, 2016, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

During the quarter ended September 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

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

NOTE 3. Intangible Assets and Solar Logic Acquisition

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” of “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. Please read Note 3 of the consolidated financial statements for the year ended December 31, 2015 which is incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2015

Intangible assets currently include those assets acquired as part of our Solar Logic Acquisition described above. In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We will record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives beginning with the use of the asset which we expect will begin in mid-2017. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense for the first five years of usage to be approximately $307,000 per year.

NOTE 4. Investments

The Company’s Subsidiary has been holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding 99,500 shares of Series A Preferred Stock. The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary preferred stock has been carried at cost or basis whichever is less. During April 2016, the Boards of the Company and the Company’s Subsidiary voted to initiate the redemption process with the conversion of each unit of 5,000 shares of the Subsidiary preferred stock in exchange for 4,817 shares of MacuCLEAR stock plus the issuance of 18,930 shares of newly issued restricted common stock of Regent Technologies, Inc. Effective September 30, 2016, the aforementioned exchange was completed and resulted in the delivery of the MacuCLEAR stock described above and the delivery of 376,707 newly issued shares of Regent Technologies, Inc. (“Regent”) restricted common stock. Concurrent with the exchange, the 99,500 shares of Subsidiary preferred stock were cancelled. In addition, the book value of the MacuCLEAR stock of $207,422 was deducted from the Subsidiary’s capitalization and the Regent common stock was issued and booked at $.01 per share. Since related parties were participants in the exchange, the total par value of $3,767 was deducted from the Regent Paid-in capital in excess of par value.

The Company’s Subsidiary is also holding 4,361 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset. During the second quarter, the Subsidiary sold 533 shares for $18.75 per share and during October 2016, the Subsidiary sold 1,000 shares for $18.75 per share. The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $18.75 per share based on sales by MacuCLEAR of new issues of preferred stock during December 2015 and January 2016 with the same designations.

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

The Company’s common stock outstanding increased 376,707 shares effective September 30, 2016, with the redemption of the Subsidiary preferred stock through the exchange of the aforementioned Company’s restricted common stock and the exchange of MacuCLEAR stock (see Note 4). Since several of the parties participating in the redemption are related parties, the book value of the MacuCLEAR stock of $207,422 was deducted from the Subsidiary’s capitalization and the total par value of $3,767 was deducted from the Company’s Paid-in capital in excess of par value. Concurrent with the redemption, the 99,500 shares of Subsidiary preferred stock were cancelled.

Effective January 1, 2016, the Company’s common stock outstanding increased 200,000 shares effective January 1, 2016, with the acquisition of the 40% net profits interest (see Note 5). Since one of the three sellers was a related party, there was no increase in the asset value and the stock was booked at par value of $2,000 with an equivalent offset to Paid-in capital in excess of par due to the related party.

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

NOTE 9. Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. As of September 30, 2016, we have no unrecognized tax benefits and there were no significant changes to the calculation since December 31, 2015.

NOTE 10. Related Party Transactions

During the nine months ended September 30, 2016, the Company had net borrowings of $8,405 from Solar Logic, Inc., NR Partners and SIG Partners, LC. NR Partners is a partnership comprised of the President and a director of the Company. SIG Partners, LC is an entity owned by the President of the Company and is the operator of the Company’s oil and gas interests. In addition, Regent NRCo acquired a 10% net profits interest in oil and gas properties from a director of the Regent NRCo (see Note 5). During the second quarter, the Company borrowed $10,000 from a director of Regent NRCo which amount is due and payable plus interest at 10% per annum. During the third quarter, the President, a director and several Company shareholders participated in the Subsidiary preferred stock redemption (see Note 4).

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

General and Business Overview

REGENT TECHNOLOGIES, INC., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. We have two subsidiaries: Regent Natural Resources Co. (“Regent NRCo” or “RNRC”) and Regent SPV LLC (“RSPV”). Regent NRCo has been engaged in the testing of enhancement technologies for the production of oil and natural gas. In 2013, the Company organized RSPV and it will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installation. The plans for RSPV are based on our acquisition and development of the assets of Solar Logic Inc. (“Solar Logic”) in December 2016.

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

Market and Competition

We believe we have over 3-5 million light commercial candidates for our solar thermal business just within the US with the expressed need and desire to reduce their high-energy consumption costs via clean energy technologies. Solar energy is a growing form of renewable energy domestically and internationally with numerous economic and environmental benefits that make it an attractive complement to, and/or substitute for, traditional forms of electricity generation. The solar industry continues to be characterized by pricing competition and we believe manufacturers of solar energy solutions have significant installed production capacity and the ability for additional capacity expansion. Intense competition at the systems level can result in a rapid decline in prices and further increase the demand for solar energy solutions.

Most of our existing or future competitors may be part of larger corporations that have greater financial resources and greater brand name recognition than we do and, thus, may be better positioned to adapt to changes in the industry or the economy as a whole. Certain competitors may have direct or indirect access to significant capital, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. For example, at December 31, 2015, the global PV industry consisted of more than 150 manufacturers of solar modules and cells. In the aggregate, these manufacturers have, relative to global demand, significant installed production capacity and the ability for additional capacity expansion. In addition, we expect to compete with future entrants into the PV and thermal solar industry that offer new technological solutions. We also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass, and tidal technologies) and other power generation sources that employ conventional fossil fuels.

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

Results of Operations

For the nine months ended September 30, 2016, we reported a net loss applicable to common stock of $69,271 compared to a net loss applicable to common stock of $90,379 for the same period in 2015. General and administrative expenses were $62,271 for the nine months ended September 30, 2016 compared to $72,922 for the same period in 2015. This decrease was primarily due to the Company’s decision to temporarily suspend director and officer liability insurance and lower expenses related to oil and gas activities. Interest expense for the nine months ended September 30, 2016 was $1,800 compared to interest expense of $1,943 for the same period in 2015.

Liquidity and Capital Resources

Net cash flows used in operating activities was $44,405 for the nine months ending September 30, 2016, compared to $145,011 of net cash used for the same nine period in 2015. The decrease for the current period was due primarily to the expenditures during 2015 related to the ongoing negotiations for oil and gas assets in North Appalachia which included approximately $31,590 for environmental due diligence reviews. The Company increased cash from financing activities by $25,000 during the first quarter from the sale of Regent Series A preferred stock. During June 2016, cash was provided by financing activities through borrowings of $10,000 from a related party and by investing activities in the amount of $9,994 from the sale of 533 shares of MacuCLEAR preferred stock.

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

The Company is not performing any product research and development at this time but does expect to initiate research and development in 2017 in furthering the commercialization of its proprietary solar and turbine intellectual property. We do not expect to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the nine months ended September 30, 2016.

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

REGENT TECHNOLOGIES, INC.

Dated: November 14, 2016	By:	/s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

