Form 10-K
period 2016-12-31
REGENT TECHNOLOGIES INC
filed 2017-04-17
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number: 001-13621

REGENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-0807913
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5646 Milton, Suite 722,  Dallas, Texas 75206
(Address of principal executive offices)
855 744 7449
(Registrant's telephone number)

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
Large accelerated filer    ☐ Accelerated filer    ☐ Non-accelerated filer    ☐    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of April 17, 2017, the registrant had 23,914,610 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2016.

REGENT TECHNOLOGIES, INC.

Glossary of  Terms

The definitions set forth below apply to the indicated terms as used in this report and the exhibits hereto.

AC refers to alternating current.

Bbl  refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Btu  refers to british thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

CSP refers to Concentrated Solar Power, which is solar generation from  solar thermal collection devices.

DG Solar refers to distributed solar generation.  DG Solar systems are deployed at the site of end-use, such as businesses and homes

kW  refers to a kilowatt, or 1,000 watts. As used in this report, all references to watts refer to measurements of alternating current, except where otherwise noted.

ITCs refers to investment tax credits.

Mcf  refers to one thousand cubic feet of natural gas.

Operator  refers to the individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

                PPA refers to a power purchase agreement.

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

PV refers to Photovoltaic

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”), and (3) other announcements we make from time to time.  In this Form 10-K, references to "we," "our," "us," “Registrant,” the "Company," or "Regent" refer to Regent Technologies, Inc., a Colorado corporation.

PART I

Item 1. Business

Company Overview

REGENT TECHNOLOGIES, INC., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980.   We provide energy solutions through our two subsidiaries:  Regent Natural Resources Co. (“Regent NRCo” or “RNRC”) and Regent SPV LLC (“RSPV”).  Regent NRCo has been engaged in the testing of enhancement technologies for the production of oil and natural gas.  In 2013, the Company organized RSPV and it will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installation.  The plans for RSPV are based on the development of the assets of Solar Logic Inc. (“Solar Logic”) acquired in December 2015.

Our Approach

Strategy

Regent’s commitment is to create long-term shareholder value and generate returns on invested capital in excess of its weighted average cost of capital over that time horizon. We are focusing on markets and energy applications in which solar power can be a least-cost solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices. We will differentiate our product offerings by geographic market and localize the solution, as needed.  We will also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve, and are expected in the future to involve, significant investments or other allocations of capital. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development to full turn-key solar thermal power system sales. We expect these offerings to continue to evolve over time as we work with our customers to optimize how our solar and clean energy solutions can best meet our customers’ energy and economic needs.

Our solar assets managed through Solar Logic are centered on a Concentrated Solar Power (CSP) system with supplemental use of natural gas to achieve a continuous output.  Solar Logic provides a complete turn-key distributed CSP solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output of our smallest system is estimated to be 10 kilowatts (kW) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation.  The installed cost of this system is estimated to be $20,000.  This system has an estimated Levelized Cost of Energy (LCOE) lower than photovoltaic (PV) solar energy solutions, when run during normal operating hours, or a solar/natural gas mix using extended operating hours. Future designs include a 25 kW and 50 kW systems as well as a mobile unit for military or disaster relief.  For continuous output or 24/7 energy production, a simple natural gas connection or gas supply is all that is needed.

Business Segments

We plan to operate our business in two segments.   We plan to manufacture and market our turbine driven distributed CSP electric power generation systems with natural gas (NG) as a supplemental (optional) heat source.  We have a target electrical power output of 10 kW, which is above the typical household use of photovoltaic (PV) but toward the lower end of commercial use.  However, our Solar Logic systems can be installed in multiples, facilitating larger and scalable output from 10 – 150 kW for industry applications.  The system uses eight to ten parabolic troughs, approximately four feet by twelve feet each, and an integral power block. The power block consists of a small steam turbine/generator assembly, gas boiler, and system controls for a closed-loop, dry-cooled design, thereby requiring no additional water or working fluids once operational.  This segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key solar thermal power systems, or solar solutions, that draw upon our project development and service capabilities.  Our second segment is a derivative of the first in that we plan to offer our systems for the generation of electricity using exclusively stranded natural gas or other heat sources such as biomass or geothermal.  The flexibility of our solar thermal capability allows our solar system to be combined with any heat source for maximum efficiency within the DG Solar environment.

Regulation

Our operations may be subject to federal, state and local laws and regulations governing the occupational health and safety of our employees, wage regulations and environmental regulations.  This includes the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety. We are not a regulated utility but for certain projects we expect to receive public funds for installations of our systems on government facilities. There are wage requirements enforced by regulatory agencies for publicly funded projects which may impact our operations. In certain situations, interconnection agreements may be required from the local utility which utilize a standard agreement without the need for additional regulatory approvals.

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

Competitive Strengths

We are developing a complete turn-key distributed Concentrated Solar Power (CSP) solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output is estimated to be 10 kW operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation.  The installed cost of the system is estimated to be $20,000.  This system will have a solar power only Levelized Cost of Energy (LCOE) at 5.7¢ per kWh over a twenty-five year period, when run during normal operating hours, or a solar/natural gas mix LCOE at 5.13¢ per kWh using extended operating hours.

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

Legislated Incentive Programs

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

Section 25D of the IRC allows a taxpayer to claim a credit for a residential solar energy system that is owned by the homeowner. This credit is available at 30% for systems that are placed in service by December 31, 2019, at 26% for systems placed in service in 2020, and at 22% for systems placed in service in 2021.  The credit is scheduled to expire effective January 1, 2022. Approximately half of U.S. states offer a personal and/or corporate investment or production tax credit for solar, which are additive to the Federal ITC. Further, more than half of U.S. states, and many local jurisdictions, have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements and credits.

Forty-one states, Washington, D.C. and Puerto Rico have a form of regulatory policy known as net energy metering, or net metering, available to new solar customers. Net metering typically allows solar customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers. Each of the states where we currently serve customers have adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Typically, at the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed.

The majority of states in the U.S. have enacted legislation adopting Renewable Portfolio Standard (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible renewable resources, such as solar generating facilities, by a specified date. Some programs may further require that a specified portion of the total percentage of renewable energy must come from solar generating facilities. RPS legislation and implementing regulations vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits (certificates representing the generation of renewable energy) qualify for RPS compliance. To prove compliance with such mandates, utilities typically must surrender renewable energy certificates. A solar renewable energy certificate, or SREC, is a tradable credit that represents all of the clean energy benefits of electricity generated from a solar energy system. Every time a solar energy system generates 1,000 kWh of electricity, one SREC is issued or minted by a government agency. The SREC can then be sold or traded separately from the energy produced, generally through brokers and dealers facilitating individually negotiated bilateral arrangements. SRECs are primarily valuable because they help utilities and other energy suppliers comply with RPS standards.

Employees and Principal Office

Other than our directors and officers, as of December 31, 2016, we do not have employees.  We currently rent space at 5646 Milton, Dallas, Texas 75206 as our principal office.

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

Lower retail prices for electricity from other sources could significantly affect our profitability.

If the retail price of energy available from utilities were to significantly decrease for any reason, we would be at a competitive disadvantage. As a result of these or similar events impacting the economics of our customer agreements, we may be unable to attract new customers and we may experience an increased rate of defaults under our existing customer agreements.  In addition, we may be unable to sell our systems in commercial markets that produce electricity at rates that are competitive with the unsubsidized price of retail electricity.

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

Environmental risks may become too onerous to continue as a competitive energy concern.

Energy companies are and will be subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these laws and regulations may require the acquisition of permits before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

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

Item 1B. Unresolved Staff Comments

We have received no written SEC staff comments regarding our periodic or current reports under the Exchange Act that were issued 180 days or more preceding the end of our 2016 fiscal year and remain unresolved.

Item 2. Properties

The location and general character of our business properties has been described under Item 1. Business.  While our oil and gas assets are currently nominal, we continue to pursue certain oil and gas interests and may own additional reserves in the future in conjunction with combined solar and natural gas projects.  See Note 5 - "Property, Plant and Equipment" to our consolidated financial statements for additional information.  For additional financial information and discussion of our 2017 plans, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Legal Proceedings

We have no litigation and no known pending litigation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2016, security dealers did not report high and low bid quotations.

Shares Available Under Rule 144

There are currently 21,225,816 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 (the "Act"). Most of the restricted shares are held by affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least a year, including affiliates, may sell publicly without registration under the Act, within any three-month period, assuming compliance with other provisions of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

Holders

As of December 31, 2016, the number of holders of record of our common stock was approximately 2,035.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future except the dividends declared pursuant to the Company’s Series A Convertible Preferred Stock.  See Note 8 - "Stockholders’ Equity” to our consolidated financial statements for additional information.

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

Executive Overview

We are focused on being a provider of comprehensive energy solutions for medium and small users through our solar thermal technology, natural gas or a combination of solar thermal and natural gas.  Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” of “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols.  REGENT SPV LLC (“RSPV”), do business as Solar Logic LLC, will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installations.  Through our Solar Logic acquisition, we have the ability to create a distributed concentrated solar power system with supplemental use of natural gas to achieve a continuous electrical output.

Results of Operations

2016 Compared to 2015

For the year ended December 31, 2016, the Company had a net loss of $186,880 compared to a net loss of $201,670 for the year ended 2015.   Under the Company’s review for impairment of oil and gas assets for the years ended December 31, 2016 and 2015, the Company recorded non-cash impairment charges of $102,100 and $114,518, respectively.  The impairment amount for 2016 eliminated all capitalized costs for oil and gas assets which was determined as necessary due to the significant rise in salt water disposal costs after the loss of the injection well for mechanical reasons.  General and administrative expenses were $75,267 for the period ended December 31, 2016 compared to $92,767 for the period ended December 31, 2015. Our general and administrative expenses decreased by approximately $17,000 for fiscal 2016 as compared to 2015 primarily due to the discontinuance of director and officer insurance.  Interest expense was $2,556 for 2016 compared to $2,513 for 2015.

2015 Compared to 2014

For the year ended December 31, 2015, the Company had a net loss of $201,670 compared to a net loss of $65,429 for the year ended 2014.   The loss increased due to impairment expenses, higher administrative expenditures and leasehold operating expenses related to equipment repair.  Under the Company’s review for impairment of oil and gas assets for the year ended December 31, 2015, the Company recorded a non-cash impairment charge of $114,518.  The majority of the impairment is due to the Company’s decision in December 2015 not to pursue the proven undeveloped reserves associated with its current leaseholds.  General and administrative expenses were $92,767 for the period ended December 31, 2015 compared to $72,787 for the period ended December 31, 2014. Our general and administrative expenses increased by approximately $20,000 for fiscal 2015 as compared to 2014 primarily due to executive bonus compensation.  Interest expense was $2,513 for 2015 down from $6,202 for 2014 due to debt conversions at the end of 2014.

Liquidity and Capital Resources

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, recourse and non-recourse credit facilities, and other corporate borrowing.  As of December 31, 2016, the Company had total assets of $4,963,843 and total liabilities of $117,699, compared to total assets of $5,300,176 and total liabilities of $85,615 as of December 31, 2015. The increase in liabilities was due to the increase of accrued liabilities to related parties.  Regent has funded operations through short-term borrowings and sales of common and preferred stock.

Cash Flows

Net cash flows used in operating activities was $63,188 for the year ended December 31, 2016, compared to net cash flows used of $162,371 for the same period in 2015.  Net cash flows provided by investing activities was $28,744 in 2016 compared to $10,350 of net cash used in 2015.  This was due to the sale of a portion of the Company's investment in MacuCLEAR preferred stock in 2016 compared to additional capitalized expenses for oil and gas activity in 2015.  Net cash flows provided by financing activities was $35,000 for 2016 compared to cash used of $10,900 for 2015.  The principal difference was due to proceeds from the sale of preferred stock in 2016 in the amount of $25,000 plus borrowings of $10,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations.

Recent Accounting Pronouncements

See Note 1 “Recent Accounting Pronouncements” to our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Critical Accounting Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities in our consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K. Our critical accounting estimates, which require the most significant management estimates and judgment in determining the amounts reported in our consolidated financial statements included in this Annual Report on Form 10-K, are as follows:

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

Not applicable

Item 8. Consolidated Financial Statements and Supplementary Data

TURNER, STONE & COMPANY, L.L.P
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Regent Technologies, Inc. and Subsidiary
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and Subsidiary, (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Technologies, Inc. and Subsidiary at December 31, 2016 and 2015, and the results of their operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.
April 17, 2017

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$4,967	$4,411
Prepaid expenses and other	77,107	75,730
Investments (Note 4)	81,769	110,513
Total current assets	163,843	190,654
Property, plant and equipment, net	185,780	185,780
Intangible assets, net	4,614,220	4,614,220
Oil and natural gas properties, net	-	102,100
Investments, restricted (Note 4)	-	207,422
Total assets	$4,963,843	$5,300,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,212	$11,651
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	18,000	8,000
Accrued interest payable	1,630	1,074
Accrued liabilities - related parties	40,197	12,230
Total current liabilities	101,039	57,955
Accrued liabilities - related parties	6,000	17,000
Asset retirement obligation	10,660	10,660
Total liabilities	117,699	85,615

Stockholders' equity:
Convertible Preferred stock, $.10 par value, 1,000,000 shares authorized,
zero and 99,500 shares issued and outstanding, respectively, Subsidiary	-	9,950
Series A Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
175,000 and 150,000 shares issued and outstanding, respectively, Registrant	17,500	15,000
Series B Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
1,500,000 shares issued and outstanding, Registrant	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,914,610
and 23,249,355 shares issued and outstanding, respectively	239,145	232,493
Paid-in capital in excess of par	8,148,532	8,329,271
Accumulated deficit	(3,709,033)	(3,522,153)
Total stockholders' equity	4,846,144	5,214,561
Total Liabilities and Stockholders' Equity	$4,963,843	$5,300,176

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015

Operating revenues:	$-	$-

Operating expenses:
Lease operating expense	6,355	17,054
Production and other taxes	-	1,000
Depreciation, depletion and amortization	-	224
Full cost ceiling impairment	102,100	114,518
General and administrative	75,267	92,767

Loss from operations	(183,722)	(225,563)
Other income (expense):
Net change in fair value measurement	-	20,629
Gain on debt extinguishment	283	6,968
Interest expense	(2,556)	(2,513)
Total other income (expense)	(2,273)	25,084
Loss before income taxes	(185,995)	(200,479)
Income tax provision	-	-
Net loss	(185,995)	(200,479)
Series A preferred dividends	885	1,191
Net loss available to common stockholders	$(186,880)	$(201,670)
Net loss per basic common share	$(0.01)	$(0.01)
Weighted average shares outstanding (basic)	23,569,917	23,179,628

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Stockholders'
	Issued	Par	Issued	Par	Issued	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2014	249,500	$24,950	-	$-	23,130,233	$231,302	$3,709,271	$(3,320,483)	$645,040
Common stock issued for preferred stock dividend					119,122	1,191			1,191
Issuance of convertible Series B preferred stock for asset acquisition			1,500,000	150,000			4,620,000		4,770,000
Net loss for 2015								(201,670)	(201,670)
Balance at December 31, 2015	249,500	$24,950	1,500,000	$150,000	23,249,355	$232,493	$8,329,271	$(3,522,153)	$5,214,561
Common stock for net profits interest					200,000	2,000	(2,000)		-
Common stock issued for preferred stock dividend					88,548	885			885
Preferred stock sale	25,000	2,500					22,500		25,000
Convertible preferred stock redemption	(99,500)	(9,950)					(197,472)		(207,422)
Common stock for convertible preferred stock redemption					376,707	3,767	(3,767)		-
Net loss for 2016								(186,880)	(186,880)
Balance at December 31, 2016	175,000	$17,500	1,500,000	$150,000	23,914,610	$239,145	$8,148,532	$(3,709,033)	$4,846,144

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2016	2015

Operating activities:
Net loss before non-cash operating activities	$(185,995)	$(200,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	-	224
Full cost ceiling impairment	102,100	114,518
Net change in fair value measurement	-	(20,629)
Gain from extinguishment of debt	(283)	(6,968)
Increase in prepaid expense and other	(1,377)	(35,730)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	4,561	(19,576)
Increase in accrued liabilities - related parties	17,250	5,818
Increase in accrued interest payable	556	451
Net Cash Used In Operating Activities:	(63,188)	(162,371)
Investing activities:
Proceeds from sale of MacuCLEAR stock investment	28,744	-
Capital expenditures for oil and gas interests	-	(10,350)
Net Cash Provided By (Used In) Investing Activities:	28,744	(10,350)
Financing activities:
Proceeds from sale of preferred stock	25,000	-
Borrowings, notes payable - related parties	10,000	-
Repayments - related parties	-	(10,900)
Net Cash Provided By (Used In) Financing Activities:	35,000	(10,900)
Net Increase (Decrease) in Cash:	556	(183,621)
Cash at beginning of period	4,411	188,032
Cash at end of period	$4,967	$4,411
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,000	$1,140
Taxes	$-	$1,000
Non-cash investing and financing activities:
Series A preferred dividends paid in common stock	$885	$1,191
Common stock issued in exchange for assets	$2,000	$-
Preferred stock redeemed with asset exchange	$207,422	$-
Common stock issued in preferred stock redemption	$3,767	$-
Series B preferred stock issued for Solar Logic assets	$-	$4,800,000

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980.  During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, "Development Stage Activities" ("ASC 915") of the "Accounting Standards Codification ("Codification" or "ASC") and the Hierarchy of Generally Accepted Accounting Principles." Regent NRCo is a Texas corporation and is engaged in testing oil and gas production enhancement technologies and the acquisition and development of oil and natural gas properties.  In 2013, the Company organized a second subsidiary REGENT SPV LLC, doing business as Solar Logic LLC, as a Texas limited liability company.  It is referred to herein as “RSPV” and it will operate as an unregulated company and will invest in, own and operate distributed solar power ventures, including commercial and residential solar thermal installations.

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

Property, Plant and Equipment

The Company follows the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized.  We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Estimates of proved reserves are prepared by a third party engineering firm.  The costs of unproved properties are excluded from amortization until the properties are evaluated.   The Company reviews its equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).  ASC 360 requires the Company to evaluate equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount.  If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its equipment and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. We review the carrying value of our properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis.  This quarterly review is referred to as a ceiling test.  Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for hedges) less estimated future costs to be incurred in developing and producing the proved reserves, less any related income tax effects.

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding.  At December 31, 2016 and 2015, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

During the year ended December 31, 2016 and through April 17, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 2. Going Concern Uncertainties

As of the date of this 2016 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.  These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

 NOTE 3.  Intangible Assets and Solar Logic Acquisition

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” or “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. All acquired assets were appraised with a combined tangible and intangible asset valuation of $4.8 million by a third-party appraiser engaged by Solar Logic. In connection with applying the acquisition method of accounting, the asset value acquired by Regent resulted in $4,614,220 assigned to intangible assets, and $185,780 assigned to property, plant and equipment.   Substantially all of the intangible assets recorded for this acquisition are deductible for tax purposes.  Please read Note 3 of the consolidated financial statements for the year ended December 31, 2015 which is incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2015

Intangible assets currently include those assets acquired as part of our Solar Logic Acquisition described above.  In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We will record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives beginning with the use of the asset which we expect will begin in mid-2017. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense to be approximately $307,000 per year.

NOTE 4.  Investments

The Company’s Subsidiary has been holding 76,590 shares of MacuCLEAR Series A Preferred Stock (“MacuCLEAR”) and 19,268 shares of MacuCLEAR common stock for the partial redemption of the Subsidiary’s outstanding 99,500 shares of Series A Preferred Stock.   The MacuCLEAR preferred and common stock being held for the partial redemption of Subsidiary preferred stock has been carried at cost or basis whichever is less. During April 2016, the Boards of the Company and the Company’s Subsidiary voted to initiate the redemption process with the conversion of each unit of 5,000 shares of the Subsidiary preferred stock in exchange for 4,817 shares of MacuCLEAR stock plus the issuance of 18,930 shares of newly issued restricted common stock of Regent Technologies, Inc.    Effective September 30, 2016, the exchange was completed and resulted in the delivery of the MacuCLEAR stock described above and the delivery of 376,707 newly issued shares of Regent Technologies, Inc. (“Regent”) restricted common stock.  Concurrent with the exchange, the 99,500 shares of Subsidiary preferred stock were cancelled.  In addition, the book value of the MacuCLEAR stock of $207,422 was deducted from the Subsidiary’s capitalization and the Regent common stock was issued and booked at $.01 per share.  Since related parties were participants in the exchange, the total par value of $3,767 was deducted from the Regent Paid-in capital in excess of par value.

As of this filing, the Company’s Subsidiary is holding 4,361 shares of MacuCLEAR Preferred Stock which are being marketed for capital reallocation as a current asset.  During the second quarter, the Subsidiary sold 533 shares for $18.75 per share and during the third quarter, the Subsidiary sold 1,000 shares for $18.75 per share.  The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $18.75 per share based on sales by MacuCLEAR of new issues of preferred stock during December 2015 and January 2016 with the same designations.  MacuCLEAR discontinued Phase 2 clinical trials in February 2017 following indications that the new drug had the potential to positively effect visual acuity.  Management has engaged a national merger and acquisition firm to help market the assets of MacuCLEAR.

NOTE 5.   Property, Plant and Equipment

Pursuant to the Solar Logic Acquisition described in Note 3, $185,780 was assigned to property, plant and equipment effective December 1, 2015.  On November 18, 2014, the Company entered into a Purchase and Sale Agreement to acquire certain oil and gas assets in Ohio, Pennsylvania and New York which agreement was terminated on December 15, 2014 due to the Seller’s inability to satisfy certain conditions precedent to closing.  The Company is continuing to negotiate the acquisition of the oil and gas assets and has advanced $70,731 included in prepaid expenses toward environmental, engineering and bank fees related thereto.  On March 1, 2017, the Company entered into a Memorandum of Understanding with Genesis Energy LLC (“Genesis”) for the exchange of certain engineering and environmental data plus 100,000 shares of restricted common stock of the Company for 5% ownership of Genesis.

The Company’s current oil and gas leasehold assets consist of interests in two oil wells in Hill County, Texas which the Company has historically utilized to test certain proprietary enhancement technologies.  Under the Company’s review for impairment in accordance with ASC 360 for the period ended December 31, 2016, the Company has recorded a non-cash impairment charge of $102,100.  The impairment is based on the Company’s decision not to pursue the existing reserves due to lower oil prices, marginal production associated and higher salt water handling costs due to the loss of the injection well for mechanical reasons.  The leasehold equipment has been fully depreciated and has an estimated value of $12,000.

NOTE 6.  Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense.  The Company has not increased the asset retirement obligation for the years ended December 31, 2016 and 2015 due to only nominal impact.

NOTE 7.  Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2016 and 2015, the Company had net deferred tax assets which relate to the Company's net operating loss carry forwards less deferred tax liabilities related to unrealized gains on its MacuCLEAR investment shares.  At December 31, 2016, the remaining net operating loss totaled approximately $454,324 which will expire through 2036.  This deferred tax asset has been fully offset by a valuation reserve.   The Company does not have any other deferred tax assets or liabilities.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change" as defined by the Internal Revenue Code of 1986, the Company's ability to utilize the net operating losses could be reduced.  A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31,
	2016	2015
Tax benefit (expense) computed at statutory rate	$63,500	$68,600
State income taxes	-	-
Other	(39,300)	15,360
Increase (decrease) in valuation allowance	-	(83,960)
	$24,200	$-

The Company uses the accrual method of accounting for income tax reporting purposes. At December 31, 2016 and 2015, the significant components of the Company's deferred tax assets (benefits) and liabilities are summarized as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forward	$189,000	$165,000
Less valuation allowance	(165,000)	(132,600)
	24,000	32,400
Deferred tax liabilities:
Unrealized gain on investments	24,000	32,400
	$-	$-

NOTE 8.  Stockholders’ Equity

Common and Preferred Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01.   The Board of Directors has established a Series A Preferred Stock and a Series B Preferred Stock as a series of Company preferred stock.  As of the date of this filing, there are outstanding 175,000 shares of Series A Preferred Stock, 1,500,000 shares of Series B Preferred Stock, and 23,914,610 shares of common stock outstanding.  Please see further discussion below regarding preferred stock series and further information which is incorporated herein from the Registrant's Form 10-K for the year ended December 31, 2015.

Common Stock

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

The Company’s common stock outstanding increased 376,707 shares effective September 30, 2016, with the redemption of the Subsidiary Preferred Stock (see Subsidiary Preferred Stock below and Note 4).  Also, effective January 1, 2016, the Company’s common stock outstanding increased 200,000 shares with the acquisition of the 40% net profits interest.  Since one of the three sellers was a related party, there was no increase in the asset value and the stock was booked at par value of $2,000 with an equivalent offset to paid-in capital in excess of par due to the related party (see Note 9).  In addition, the Company’s common stock was increased 119,122 shares in 2015 and 88,548 shares in 2016 from common stock dividends for the preferred stock (see description below).

Series A Preferred Stock

The Series A Preferred Stock ranks in priority to any other preferred stock currently issued or to be issued.  Our common stock and any other class or series of preferred stock issued hereafter is or will be junior to the Series A Preferred Stock, in each case as to distributions upon liquidation, dissolution or winding up of the Company and payment of dividends on shares of equity securities.  We have completed the sale of three and one-half units of Series A Preferred Stock  for $50,000 per unit.  Each Unit consists of 50,000 shares of Series A Preferred Stock and 50,000 Warrants. Each share of the Series A Preferred Stock bears an eight percent (8%) dividend (the “Dividend”) payable upon the declaration of a dividend by the Board. Dividends may be paid in cash or in common stock at issuer’s option for the first two years following closing, thereafter the issuer shall pay the Dividend in cash.  Dividends paid in common stock shall be paid based on the previous 90 day moving average price but not less than $.10 per share.   Dividends paid in 2016 and 2015 totaled 207,670 shares of common stock valued at $2,077.

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

Series B Preferred Stock

In December 2015, the Board of Directors established the Series B Convertible Preferred Stock as a series of Company preferred stock designating 1,500,000 shares with a par value of $.10 per share.  The Series B Preferred Stock is junior to the Company’s Series A Preferred Stock but ranks ahead of our common stock and any other class or series of preferred stock issued hereafter as to distributions upon liquidation, dissolution or winding up or the Company.  The Series B Preferred Stock was issued as partial consideration in conjunction with the Solar Logic Incorporated acquisition (see Note 3) and $150,000 was added to Convertible Preferred Stock on the Company’s balance sheet plus $4,620,000 of paid-in capital in excess of par.  The Series B Preferred Stock does not possess dividend rights or warrants.  The shares may be redeemed by the Company at any time, in whole or in part, for $1.00 per share and the stockholder may convert each preferred share at any time into one (1) fully paid and nonassessable share of common stock of the Company.   Each share of Series B Preferred Stock shall be converted into one (1) fully paid and nonassessable share of common stock, as provided herein at the request of the Corporation conditioned upon one of two events, either (1) the passing of a minimum of two years from the date of issuance of the Series B Preferred Stock shares subject to the previous 30 day moving average price of the Company's common stock be at least $1.50 per share and a previous 30 day average volume of 50,000 common shares or more per day, or (2) the election by Solar Logic to terminate the Patent License Agreement (see Note 3).

The foregoing summary of the Series A Preferred Stock and Series B Preferred Stock designations is not complete and is qualified in its entirety by reference to the copy of the Certificate of Designation for each series which is incorporated by reference herein and available upon request.  The Company is not obligated to register any shares under the preferred series or any shares of common stock into which the preferred shares may be converted except upon a secondary offering.

Stock Options

No options, warrants or similar rights are outstanding as of the date of this report except the warrants attached to the outstanding Series A Preferred Shares.

Subsidiary Preferred Stock

Effective September 30, 2016, our subsidiary, Regent NRCo, redeemed all 99,950 shares of its Series A Convertible Preferred Stock outstanding (“Subsidiary Preferred Stock”).   The Subsidiary Preferred Stock was sold under a private placement offering for $50,000 per unit of 10,000 shares each and were convertible into 10,000 shares of common stock of the Subsidiary plus 4,800 shares of common stock of MacuCLEAR common stock.  Under a special redemption agreement, the Subsidiary Preferred Stock was converted into restricted common stock of the Parent and MacuCLEAR stock.  Since several of the parties participating in the redemption were related parties, the book value of the MacuCLEAR stock of $207,422 was deducted from the Subsidiary’s capitalization and the total par value of $3,767 was deducted from the Company’s Paid-in capital in excess of par value. Concurrent with the redemption, the 99,500 shares of Subsidiary preferred stock were cancelled (see Note 4).

NOTE 9.  Related Party Transactions

During 2016 and 2015, the Company borrowed various amounts for general corporate purposes under an agreement with NR Partners, a partnership comprised of the President and a director.  During 2016 and 2015, we borrowed $40,816 and $21,127, respectively, from NR Partners to help cover operating expenses.  We made payments to NR Partners in 2016 and 2015 in total amounts of 29,280 and $37,055, respectively.  As of December 31, 2016, the amount owed to NR Partners is $11,571 and the amount owed to the President for operating expense advances is $16,431.   In addition, during the first quarter of 2016, Regent NRCo acquired a 10% net profits interest in oil and gas properties from a director of the Regent NRCo in exchange for 50,000 shares of restricted common stock of the Company.  During the third quarter, the President, a director and several Company shareholders participated in the Subsidiary preferred stock redemption.  NR Partners is a partnership comprised of the President and a director of the Company, and SIG Operating, LC is an entity owned by the President which serves as the operator of our oil and gas leasehold assets.

As of December 31, 2016, the Company has two promissory notes outstanding in the amounts of $8,000 and $10,000 due and payable to directors of the Company and the Subsidiary.  The $8,000 note is interest free and the $10,000 note has interest payable of $622 which accrues at a rate of 10% per annum.  For the successful negotiation in April 2015 of the carried-interest in the South Texas exploration opportunity, the Company granted the President a $10,000 bonus in the second quarter and $5,000 in the third quarter.  For fiscal 2016 and 2015, the Company paid the President $4,800 and $6,000, respectively as compensation for negotiations and meetings during travel based on $400 per diem, which efforts resulted in the Solar Logic acquisition.  Also for fiscal 2016 and 2015, Regent NRCo paid $6,355 and $17,054 respectively to SIG Operating, LC for lease operating costs consisting primarily of operator insurance and leasehold overhead and maintenance.

NOTE 10.  Convertible Debentures

On December 5, 2014, we issued a convertible debenture for monies totaling $25,000 with interest at 8% per annum.  The debenture is convertible into shares of the Company’s Series A Preferred Stock at the conversion rate of $25,000 for 25,000 shares of preferred stock. During 2016 and 2015, the Company paid $2,000 and $1,140 respectively for debenture interest expense.  At December 31, 2016, the debenture has accrued interest of $1,008.

Supplemental Oil and Natural Gas Producing Activities (Unaudited)

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements were prepared by an independent petroleum engineer.  Such estimates are in accordance with guidelines established by the SEC and the FASB.

The following table sets forth estimated proved oil and natural gas reserves together with the changes therein for the three years ended December 31, 2016 which reflect the uneconomic conditions and impairment for 2016 (see Note 5 above).

	Crude Oil	Liquids	Natural Gas
	Bbls	Bbls	Mcf
Quantities of Proved Reserves:
Balance December 31, 2014	70,600	-	-
Revisions of previous estimates (1)	(65,200)	-	-
Balance December 31, 2015	5,400	-	-
Revisions of previous estimates (2)	(5,400)	-	-
Balance December 31, 2016	-	-	-

Proved Developed Reserves:
Beginning of year	5,400	-	-
End of year	-	-	-

(1)	Downward revisions of previous proven estimates were eliminated as uneconomic.
(2)	Downward revisions of previous proven estimates were eliminated as uneconomic.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2016 and 2015, which reflect the uneconomic conditions and impairment for 2016, were as follows:
	2016	2015
Future revenues	-	597,000
Future development costs	-	(26,000)
Future production costs	-	(186,000)
Future net cash flow before Federal income tax	-	385,000
Future income taxes	-	(77,000)
Future net cash flows	-	308,000
Effect of 10% annual discounting	-	(110,000)
Standardized measure of discounted net cash flows	$-	$198,000

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measures") do not purport to present the fair market value of a company's oil and natural gas properties.  An estimate of such value should consider, among other factors, anticipated oil and natural gas future prices, the probability of recoveries in excess of the existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates.  It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.  The estimated future cash flows above were determined by using the reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. The future income tax costs give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period. Prices we used to value our reserves were based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price.  The price used for oil for the year ended December 31, 2015 was $44.60 per barrel, adjusted by lease for quality, transportation fees, and regional price differentials.

The changes in standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2016 and 2015, which reflect the uneconomic conditions and impairment for 2016, were as follows:

	2016	2015
Balance, beginning of the year	-	1,514,000
Net changes in prices and costs related to future production	-	(123,420)
Sales and transfers, net of production costs	-	-
Net change due to revisions of quantity estimates	-	(466,080)
Changes in future development costs	-	26,000
Net change in income taxes	-	77,000
Accretion of discount	-	51,500
Change in production rates (timing) and other	-	186,000
Net increase (decrease) in standardized measures	-	(249,000)
Balance, end of year	$-	$1,079,000

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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  The assessment was based on criteria established in the framework Internal Control-Integrated.  Based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Name	Age	Director Since	Position
David A. Nelson	69	June, 2003	Chairman, CEO
David L. Ramsour	76	June, 2007	Secretary, Director

David A. Nelson, Chairman, President and CEO, has been a licensed attorney in Texas since 1978.  His 30 years of oil and natural gas experience includes managing oil and natural gas production and gas gathering systems in Texas, Oklahoma and Louisiana and serving as President of two publicly traded oil and natural gas companies.  He started his professional career with Republic National Bank of Dallas in 1971 where he served as a Vice President in the Metropolitan Lending Division. In 1983, he became Corporate Counsel for Richardson Energy Corporation and in 1984 formed a private oil and natural gas company.  From January 1999 to September 2001, Mr. Nelson was Sr. Vice President of Baptist Foundation of Texas and President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company.  In 2002, he initiated management of private equity investments including oil and natural gas operations. In 2011, he was recognized for his work as the Founding Director of MacuCLEAR, Inc., an ophthalmic drug development company.  Mr. Nelson holds various investment fiduciary designations and FINRA licenses.  He is a graduate of Baylor University with BA and JD degrees and a Master of Computing Sciences from Texas A & M University.

David L. Ramsour, PhD, has served as a financial and economic strategist for the past 35 years. He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares. Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist. At the Bank of Hawaii, Dr. Ramsour headed the Bank's division assessing Fed policy, rates and credit and investment conditions in the US, Europe, Asia and the Pacific, and provided portfolio, market and project feasibility counsel for the Bank and its clients. Dr. Ramsour left Bancorp Hawaii in 1995 to begin work on behalf of the Governor of Guam in the development of an extensive industrial restructuring. Over the ensuing years, he has worked as a consultant to a great number of US, Pacific and Asian corporate and government enterprises and has spoken to international conferences there and in Europe. Dr. Ramsour also served on various task forces and policy committees including three-terms as a member of the American Bankers Association Council of Economic Advisors in Washington, DC. Dr. Ramsour is a graduate of Baylor University with a Bachelor and Master's degree and he received his PhD in international finance from the University of Texas at Dallas.

Section 16(A) Beneficial Ownership Reporting Compliance

Effective March 1, 2006, the Board of Directors adopted a Code of Ethics that will apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. During the 2016 fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act and failed to do so.

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

OFFICER SUMMARY COMPENSATION TABLE
							Change
							in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)	($)
David A. Nelson	2016	-	-	-	-	-	-	-	-
Chairman and Chief	2015	-	15,000	-	-	-	-	-	15,000
Executive Officer

David L. Ramsour	2016	-	-	-	-	-	-	-	-
Secretary	2015	-	-	-	-	-	-	-	-

DIRECTORS' COMPENSATION TABLE
Fees
		Earned or		Non-equity	Incentive
		Paid in	Stock	Option	Plan	All Other
Name and		Cash	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
David A. Nelson	2016	-	-	N/A	N/A	N/A	-
	2015	-	-	N/A	N/A	N/A	-

David L. Ramsour	2016	-	-	N/A	N/A	N/A	-
	2015	-	-	N/A	N/A	N/A	-

Douglas R. Baum	2016	-	-	N/A	N/A	N/A	-
	2015	-	-	N/A	N/A	N/A	-

_______

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2016, there are 23,914,610 shares of common stock issued and outstanding.  The following table utilizes the outstanding number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of common stock shown. Beneficial ownership is used as defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934.

	Name of	Beneficial Ownership	Percent
Title	Beneficial Owner (1)	Number of shares (2)	of Class
Chairman/CEO	David A. Nelson	17,965,798	75.1%
Secretary/Director	David L. Ramsour	500,000	2.1%
Director-Subsidiary	Douglas R. Baum	550,000	2.3%
All Officers and Directors
As a group (3)		19,015,798	79.5%	(4)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During 2016 and 2015, the Subsidiary completed a series of financing transactions between NR Partners, SIG Operating, LC, the CEO and a director. See Note 9 - "Related Party Transactions" to our consolidated financial statements for additional information.

Item 14. Principal Accounting Fees and Services

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

	2016	2015
1. Audit fees	$31,775	$26,220
2. Audit-related fees	$8,228	$2,221
3. Tax fees	-	-
4. All other fees	-	-
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to the Company's Registration Statement which became effective November 18, 1980; File Number 2-69087).
3.2
Restated Articles of Incorporation of Regent Technologies, Inc. (incorporated by references to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987).

3.3
Bylaws of Regent Technologies, Inc. as amended (incorporated by reference to Regent Petroleum Corporation Proxy Statement for Special Meeting of Shareholders held January 26, 1988, dated December 30, 1987).

10.1	Restricted Stock Agreement for Directors approved on November 26, 2007 by the Registrant (incorporated by reference from the Registrant's current report on Form 8-K filed on December 11, 2007).
10.2
Property Transfer Agreement between Regent Natural Resources Co. and SIG Partners, LC dated September 29, 2010 ( incorporated by reference from the Registrant's current report on Form 8-K filed on October 8, 2010).

10.3	NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010 (incorporated by reference from the Registrant’s report on Form 10-K filed on March 30, 2011).
21.1	List of subsidiaries #
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 #
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 #

101.INS #*	XBRL Instance Document
101.SCH #*	XBRL Taxonomy Extension Schema
101.CAL #*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF #*	XBRL Taxonomy Extension Definition Linkbase
101.LAB #*	XBRL Taxonomy Extension Label Linkbase
101.PRE #*	XBRL Taxonomy Extension Presentation Linkbase

______
#	Filed Herewith
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Financial Statement Schedules

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
Dated: April 17, 2017
By: /s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)