Form 10-Q
period 2017-03-31
REGENT TECHNOLOGIES INC
filed 2017-05-15
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number: 001-13621

REGENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-0807913
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5646 Milton, Suite 718,  Dallas, Texas 75206
(Address of principal executive offices)
855 744 7449
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common  Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 15, 2017, the registrant had 23,914,610 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2017.

REGENT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$2,745	$4,967
Prepaid expenses and other	77,107	77,107
Investments (Note 4)	81,769	81,769
Total current assets	161,621	163,843
Property, plant and equipment, net	185,780	185,780
Intangible assets, net	4,614,220	4,614,220
Oil and natural gas properties, net	-	-
Investments, restricted (Note 4)	-	-
Total assets	$4,961,621	$4,963,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$14,715	$16,212
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	18,000	18,000
Accrued interest payable	2,375	1,630
Accrued liabilities - related parties	47,631	40,197
Total current liabilities	107,721	101,039
Accrued liabilities - related parties	5,000	6,000
Asset retirement obligation	10,660	10,660
Total liabilities	123,381	117,699

Stockholders' equity:

Series A Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
175,000 shares issued and outstanding	17,500	17,500
Series B Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
1,500,000 shares issued and outstanding	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,914,610
shares issued and outstanding	239,145	239,145
Paid-in capital in excess of par	8,148,532	8,148,532
Accumulated deficit	(3,716,937)	(3,709,033)
Total stockholders' equity	4,838,240	4,846,144
Total Liabilities and Stockholders' Equity	$4,961,621	$4,963,843

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Operating revenues:	$-	$-

Operating expenses:
Lease operating expense	378	1,425
General and administrative	6,781	10,504

Loss from operations	(7,159)	(11,929)
Other expense:
Interest expense	(745)	(427)
Total other expense	(745)	(427)
Loss before income taxes	(7,904)	(12,356)
Income tax provision	-	-
Net loss	(7,904)	(12,356)
Series A preferred dividends	-	-
Net loss available to common stockholders	$(7,904)	$(12,356)
Net loss per basic common share	$(0.00)	$(0.00)
Weighted average shares outstanding (basic)	23,914,610	23,416,388

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
 (Unaudited)

	For the Three Months Ended
	Ended March 31,
	2017	2016
Operating activities:
Net loss before non-cash operating activities	$(7,904)	$(12,356)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,497)	2,079
Increase in accrued liabilities - related parties	7,434	477
Increase in accrued interest payable	745	427
Net Cash Used In Operating Activities:	(2,222)	(9,373)
Net Cash Provided By (Used In) Investing Activities:	-	-
Financing activities:
Proceeds from sale of preferred stock	-	25,000
Net Cash Provided By (Used In) Financing Activities:	-	25,000
Net Increase (Decrease) in Cash:	(2,222)	15,627
Cash at beginning of period	4,967	4,411
Cash at end of period	$2,745	$20,038
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for assets	$-	$2,000

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

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives, currently seven years. Repairs and maintenance costs are expensed as incurred. Upon disposition, the cost and related accumulated depreciation of the assets are removed from property, plant and equipment and the resulting gain or loss is reflected in the consolidated statements of operations.

Capitalized costs for the Company’s oil and gas activities are subject to the SEC full cost ceiling test in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding.  At March 31, 2017, there are no exercisable common stock equivalents that are potentially dilutive.   Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We are currently evaluating the timing of adoption and the potential impact of this standard on our plans and projected financial position, but we do not expect it to have a material impact on our results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability).  ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the future impact of ASU 2016-02.

During the quarter ended March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 1 to the consolidated financial statements of the 2016 Form 10-K.  In management's opinion, the accounting policies and estimates presented in the 2016 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company's audited financial statements on Form 10-K for the year ended December 31, 2016, which was previously filed with the Securities and Exchange Commission.

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

NOTE 3.  Intangible Assets

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” of “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols.  Intangible assets currently include those assets acquired as part of our Solar Logic Acquisition.  In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We will record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives beginning with the use of the asset. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense to be approximately $307,000 per year.  We expect amortization to begin during 2018.

NOTE 4.  Investments

The Company’s Subsidiary is holding 4,361 shares of MacuCLEAR Preferred Stock currently being marketed for capital reallocation as a current asset.  The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $18.75 per share based on sales by MacuCLEAR of new issues of preferred stock during the first quarter of 2016 with the same designations.

NOTE 5.   Property, Plant and Equipment

Pursuant to the Solar Logic Acquisition described in Note 3, $185,780 was assigned to property, plant and equipment effective December 1, 2015.  These assets will be depreciated over 2-3 years beginning with the use of the intangible assets described in Note 3.  The Company is continuing to negotiate the acquisition of energy production assets and has advanced $69,142 toward environmental, engineering and other fees related thereto.  Certain oil and gas assets were fully impaired during the year ended December 31, 2016.

NOTE 6.  Related Party Transactions

During the current quarter, the Company made net payments of $1,000 for accrued liabilities owed to Solar Logic, Inc., and had net borrowings of $7,434 from NR Partners.  NR Partners is a partnership comprised of the President and a director of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition.  This item should be read in conjunction with management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC").  Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for 2016, (2) our reports and registration statements filed from time to time with the SEC, and (3) other announcements we make from time to time.  We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

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

Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information regarding known material factors that could cause our actual results to differ from projected results, please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Business Segments

We plan to operate our business in two segments.   We plan to manufacture and market our turbine driven distributed CSP electric power generation systems with natural gas as a supplemental (optional) heat source.  We have a target electrical power output of 10 kW, which is above the typical household use of photovoltaic (PV) but toward the lower end of commercial use.  However, our Solar Logic systems can be installed in multiples, facilitating larger and scalable output from 10 – 150 kW for industry applications.  The system uses eight to ten parabolic troughs, approximately four feet by twelve feet each, and an integral power block. The power block consists of a small steam turbine/generator assembly, gas boiler, and system controls for a closed-loop, dry-cooled design, thereby requiring no additional water or working fluids once operational.  This segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key solar thermal power systems, or solar solutions, that draw upon our project development and service capabilities.  Our second segment is a derivative of the first in that we plan to offer our systems for the generation of electricity using exclusively stranded natural gas or other heat sources such as biomass or geothermal.  The flexibility of our solar thermal capability allows our solar system to be combined with any heat source for maximum efficiency within the DG Solar environment.

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

Results of Operations

For the three months ended March 31, 2017, we reported a net loss applicable to common stockholders of $7,904 compared to a net loss applicable to common stockholders of $12,356 for the same period in 2016.  General and administrative expenses were $6,781 for the period ended March 31, 2017 compared to $10,504 for the same period in 2016.  This decrease was primarily due to the Company’s decision to lower contract expenses.  Interest expense was $427 for the current quarter compared to interest expense of $745 for the same period in 2016.

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

Net cash flows used in operating activities was $2,222, for the period ending March 31, 2017, compared to $9,373 of net cash used for the same period in 2016.  The decrease was due primarily to a net increase in payables of $5,682 to related parties during the current quarter.  The Company increased cash in the first quarter of 2016 from financing activities by $25,000 from preferred stock sales.

The Company is not performing any product research and development at this time but does expect to initiate research and development in the future.  We do not expect to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

No changes in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that have altered management’s conclusions of inherent limitations within the Company regarding internal controls as of December 31, 2016, which conclusions are incorporated herein by reference.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not aware of any pending claims or assessments that may have a material adverse impact on Regent's financial position or operations.

Item 1A.  Risk Factors.

The discussion in Part I, "Item 1A. Risk Factors." in the Company's 2016 Form 10-K, of the risk factors which could materially affect the Company's business, or future results, should be carefully considered.  The risks described in the Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information.

None.

Item 6.  Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description of Exhibit
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
011.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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
Dated: May 15, 2017
By: /s/ David a. Nelson
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)