Form 10-Q
period 2017-06-30
REGENT TECHNOLOGIES INC
filed 2017-08-14
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of August 15, 2017, the registrant had 23,914,610 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2017.

REGENT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$4,337	$4,967
Prepaid expenses and other	77,107	77,107
Investments (Note 4)	81,769	81,769
Total current assets	163,213	163,843
Property, plant and equipment, net	185,780	185,780
Intangible assets, net	4,614,220	4,614,220
Total assets	$4,963,213	$4,963,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$38,334	$16,212
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	18,000	18,000
Accrued interest payable	3,123	1,630
Accrued liabilities - related parties	52,101	40,197
Total current liabilities	136,558	101,039
Accrued liabilities - related parties	5,000	6,000
Asset retirement obligation	10,660	10,660
Total liabilities	152,218	117,699

Stockholders' equity:

Series A Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
175,000 shares issued and outstanding	17,500	17,500
Series B Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
1,500,000 shares issued and outstanding	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 23,914,610
shares issued and outstanding	239,145	239,145
Paid-in capital in excess of par	8,148,532	8,148,532
Accumulated deficit	(3,744,182)	(3,709,033)
Total stockholders' equity	4,810,995	4,846,144
Total Liabilities and Stockholders' Equity	$4,963,213	$4,963,843

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	For the	For the	For the	For the
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Operating revenues:	$-	$-	$-	$-
Lease operating expense	568	662	945	2,087
General and administrative	25,932	32,198	32,711	42,702
Total operating expenses	26,500	32,860	33,656	44,789
Loss from operations	(26,500)	(32,860)	(33,656)	(44,789)
Other expense:
Interest expense	(745)	(620)	(1,493)	(1,047)
Total other expense	(745)	(620)	(1,493)	(1,047)
Loss before income taxes	(27,245)	(33,480)	(35,149)	(45,836)
Income tax provision	-	-	-	-
Net loss	(27,245)	(33,480)	(35,149)	(45,836)
Series A preferred dividends	-	-	-	-
Net loss available to common stockholders	$(27,245)	$(33,480)	$(35,149)	$(45,836)
Net loss per share of common stock:	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding (basic):	23,914,610	23,432,871	23,914,610	23,432,871

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
 (Unaudited)

	For the Six Months Ended
	Ended June 30,
	2017	2016
Operating activities:
Net loss	$(35,149)	$(45,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expense and other	-	(3,262)
Increase (decrease) in accounts payable	21,122	13,566
Increase in accrued liabilities - related parties	11,904	(4,914)
Increase in accrued interest payable	1,493	1,046
Net Cash Used In Operating Activities:	(630)	(39,400)
Investing activities:
Proceeds from sale of MacuCLEAR stock investment	-	9,994
Net Cash Provided By Investing Activities:	-	9,994
Financing activities:
Proceeds from sale of preferred stock	-	25,000
Borrowings - related parties	-	10,000
Net Cash Provided By Financing Activities:	-	35,000
Net Increase (Decrease) in Cash:	(630)	5,594
Cash at beginning of period	4,967	4,411
Cash at end of period	$4,337	$10,005
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for assets	$-	$2,000

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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding.  At June 30, 2017, there are no exercisable common stock equivalents that are potentially dilutive.   Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

During the quarter ended June 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

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

NOTE 4.  Investments

The Company’s Subsidiary is holding 4,361 shares of MacuCLEAR Preferred Stock which is currently being marketed for capital reallocation as a current asset.  The carrying value for the shares being marketed receive Level 3 Fair Value Measurement under ASC 820 of $18.75 per share based on sales by MacuCLEAR of new issues of preferred stock during 2016 with the same designations.  MacuCLEAR is a company focused on the development of a treatment for “dry” age-related macular degeneration.   Following the completion of an FDA approved Phase 2 clinical trial in December 2016, the company has engaged an investment banking firm for the sale of the company’s intellectual property.

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

NOTE 6.  Related Party Transactions

During the current six months, the Company made net payments of $1,000 for accrued liabilities owed to Solar Logic, Inc., and had net borrowings of $28,904 from NR Partners.  NR Partners is a partnership comprised of the President and a director of the Company.

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

Our solar assets managed through Solar Logic are centered on a Concentrated Solar Power (CSP) system with supplemental use of natural gas to achieve a continuous output.  Solar Logic provides a complete turn-key distributed CSP solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output of our smallest system is estimated to be 10 kilowatts (kW) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation.  This system has an estimated Levelized Cost of Energy (LCOE) lower than photovoltaic (PV) solar energy solutions, when run during normal operating hours, or a solar/natural gas mix using extended operating hours. Future designs include a 25 kW and 50 kW systems as well as a mobile unit for military or disaster relief.  For continuous output or 24/7 energy production, a natural gas connection or gas supply is all that is needed.

Business Segments

We plan to operate our business in two segments.   We plan to manufacture and market our turbine driven distributed CSP electric power generation systems with natural gas as a supplemental (optional) heat source.  We have a target electrical power output of 10 kW, which is above the typical household use of photovoltaic (PV) but toward the lower end of commercial use.  However, our Solar Logic systems can be installed in multiples, facilitating larger and scalable output from 10 – 150 kW for industry applications.  The system uses eight to ten parabolic troughs, approximately four feet by twelve feet each, and an integral power block. The power block consists of a small steam turbine/generator assembly, gas boiler, and system controls for a closed-loop, dry-cooled design, thereby requiring no additional water or working fluids once operational.  This segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key solar thermal power systems, or solar solutions, that draw upon our project development and service capabilities.  Our second segment is a derivative of the first in that we plan to offer our systems for the generation of electricity using exclusively stranded natural gas or other heat sources such as biomass or geothermal.  The flexibility of our solar thermal capability allows our solar system to be combined with any heat source for maximum efficiency within the distributed solar energy environment.

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

Competitive Strengths

We are developing a complete turn-key distributed Concentrated Solar Power (CSP) solution with the ability to operate as a steady-state system by supplemental firing of natural gas when solar thermal energy is not adequate. The electric power output is estimated to be 10 kW operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation.  This system will have a solar power only Levelized Cost of Energy (LCOE) at a max of 5.7¢ per kWh and as low as 3.0¢ per kWh over a twenty-five-year period, based on the use of tax incentives and a solar/natural gas mix for extended hours.

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

Results of Operations

For the six months ended June 30, 2017, we reported a net loss applicable to common stockholders of $35,149 compared to a net loss applicable to common stockholders of $45,836 for the same period in 2016.  General and administrative expenses were $32,711 for the six-month period ended June 30, 2017 compared to $42,702 for the same period in 2016.  This decrease was primarily due to the Company’s decision to lower contract expenses, including third-party accounting and insurance.  Interest expense was $1,493 for the current six months compared to interest expense of $1,047 for the same period in 2016.

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

Net cash flows used in operating activities was $630 for the six-month period ending June 30, 2017, compared to $39,400 of net cash used from operating activities for the same period in 2016.  The decrease in 2017 was due primarily to a net increase in all payables of $34,519 during the first six months of 2017 compared to a net increase of $9,698 in payables for the same period in 2016.   The Company increased cash in the first six months of 2016 by $9,994 from investing activities and by $35,000 from financing activities, including $25,000 from preferred stock sales.  There was no increase in cash from investing or financing activities for the same period in 2017.

The Company is not performing any product research and development at this time but does expect to initiate research and development in the future.  We do not expect to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the six months ended June 30, 2017.

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
Dated: August 14, 2017
By: /s/ DAVID A. NELSON
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)