Form 10-Q
period 2017-09-30
REGENT TECHNOLOGIES INC
filed 2017-11-20
CIK 319200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File Number: 001-13621

REGENT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0807913
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5646 Milton, Suite 718, Dallas, Texas 75206

(Address of principal executive offices)

855 744 7449
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ] (Do not check if smaller reporting company)	Smaller reporting company [X]
Emerging growth company[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 20, 2017, the registrant had 25,414,610 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2017.

REGENT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$2,042	$4,967
Prepaid expenses and other	77,107	77,107
Investments (Note 4)	81,769	81,769
Total current assets	160,918	163,843
Property, plant and equipment, net	185,780	185,780
Intangible assets, net	4,629,220	4,614,220
Total assets	$4,975,918	$4,963,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,275	$16,212
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	18,000	18,000
Accrued interest payable	2,871	1,630
Accrued liabilities - related parties	62,250	40,197
Total current liabilities	145,396	101,039
Accrued liabilities - related parties	6,000	6,000
Asset retirement obligation	10,660	10,660
Total liabilities	162,056	117,699

Stockholders’ equity:

Series A Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized, 175,000 shares issued and outstanding	17,500	17,500
Series B Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized, 1,500,000 shares issued and outstanding	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 25,414,610 and 23,914,610 shares issued and outstanding, respectively	254,145	239,145
Paid-in capital in excess of par	8,148,532	8,148,532
Accumulated deficit	(3,756,315)	(3,709,033)
Total stockholders’ equity	4,813,862	4,846,144
Total Liabilities and Stockholders’ Equity	$4,975,918	$4,963,843

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Operating revenues:	$-	$-	$-	$-
Lease operating expense	450	2,008	1,395	5,520
General and administrative	10,927	19,071	43,638	62,234
Total operating expenses	11,377	21,079	45,033	67,754
Loss from operations	(11,377)	(21,079)	(45,033)	(67,754)
Other expense:
Gain from accounts payable write-off	-	283	-	283
Interest expense	(756)	(753)	(2,249)	(1,800)
Total other expense	(756)	(470)	(2,249)	(1,517)
Loss before income taxes	(12,133)	(21,549)	(47,282)	(69,271)
Income tax provision	-	-	-	-
Net loss	(12,133)	(21,549)	(47,282)	(69,271)
Net loss available to common stockholders	$(12,133)	$(21,549)	$(47,282)	$(69,271)
Net loss per share of common stock:	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding (basic):	25,170,045	23,432,871	24,337,687	23,432,871

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	For the Nine Months Ended
	Ended September 30,
	2017	2016
Operating activities:
Net loss	$(47,282)	$(69,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expense and other	-	(1,377)
Increase (decrease) in accounts payable	21,063	18,038
Increase in accrued liabilities - related parties	22,053	8,405
Increase in accrued interest payable	1,241	(200)
Net Cash Used In Operating Activities:	(2,925)	(44,405)
Investing activities:
Proceeds from sale of MacuCLEAR stock investment	-	9,994
Net Cash Provided By Investing Activities:	-	9,994
Financing activities:
Proceeds from sale of preferred stock	-	25,000
Borrowings - related parties	-	10,000
Net Cash Provided By Financing Activities:	-	35,000
Net Increase (Decrease) in Cash:	(2,925)	589
Cash at beginning of period	4,967	4,411
Cash at end of period	$2,042	$5,000
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,008	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for assets	$15,000	$2,000
Preferred stock redeemed with asset exchange	$-	$207,422
Common stock issued in preferred stock redemption	$-	$3,767

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980. During 1999, the Company had re-entered the development stage pursuant to ASC No. 915, “Development Stage Activities” (“ASC 915”) of the “Accounting Standards Codification (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles.” The Company operates through two subsidiaries and has focused since 2015 on developing and deploying renewable energy technologies. We provide energy solutions through our two subsidiaries: Regent Natural Resources Co. (“Regent NRCo” or “RNRC”) and Regent SPV LLC (“RSPV”). In 2013, the Company organized RSPV and it will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installation. The plans for RNRC and RSPV are based on the development of the assets of Solar Logic Inc. (“Solar Logic”) acquired in December 2015 and the technologies of BE-WIND LLC licensed in August 2017.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk. In accordance with the requirements of ASC No. 820, “Fair Value Measurement” (“ASC 820”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

●	Level 1 Inputs—unadjusted quoted market prices in active markets for identical assets or liabilities;
●	Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness; and
●	Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on the Company’s various assumptions and future commodity prices. Included in this level is the carrying value of our investment in MacuCLEAR Preferred Stock (see Note 4). None of our investments are held for trading purposes.

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, “Earnings per Share” (“ASC 260”), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding. At September 30, 2017, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

During the quarter ended September 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Other Accounting Policies

The remaining significant accounting policies of the Company are described in Note 1 to the consolidated financial statements of the 2016 Form 10-K. In management’s opinion, the accounting policies and estimates presented in the 2016 Form 10-K have not changed and therefore the unaudited consolidated financial statements herein should be read in conjunction with the Company’s audited financial statements on Form 10-K for the year ended December 31, 2016, which was previously filed with the Securities and Exchange Commission.

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

NOTE 3. Intangible Assets

On August 29, 2017, Regent Technologies, Inc. entered into the Managing Distributor and License Agreement with BE-WIND, LLC (the “BEWIND Agreement). Under the BEWIND Agreement, Regent was granted an exclusive license for the United States and Africa to the BE-WIND vertical wind turbine and related technologies (the “BE License”). Also, Regent received the status of managing distributor for the BE-WIND distributors in the United States. As consideration to BE-WIND LLC, Regent granted 1,500,000 new restricted shares of Regent common stock. Under the Agreement, Regent will assist with the certification of the BE-WIND turbine and agrees to meet certain sales volumes through the distributor network. In addition, Regent will pay a 3% royalty on sales through the distributor network.

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” or “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. Intangible assets currently include those assets acquired as part of our Solar Logic Acquisition. In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We will record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives beginning with the use of the asset. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense to be approximately $307,000 per year. We expect amortization to begin during 2018. The SL Agreement was amended effective July 1, 2017 to change the $500,000 investment requirement deadline from June 30, 2017 to June 30, 2018 and the requirement to record gross revenues from June 30, 2018 to June 30, 2019. The reason for these changes was due to a delay in the final patent issuance for the turbine.

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

NOTE 6. Related Party Transactions

During the current nine months, the Company made net payments of $1,000 for accrued liabilities owed to Solar Logic, Inc., and had net borrowings of $40,053 from NR Partners. NR Partners is a partnership comprised of the President and a director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our financial condition. This item should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material.

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for 2016, (2) our reports and registration statements filed from time to time with the SEC, and (3) other announcements we make from time to time. We undertake no obligation to update a forward-looking statement to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events which included, among others, the following:

●	difficult and adverse conditions in the domestic and global economies;
●	changes in domestic and global demand for solar energy;
●	the effects of government regulation, permitting and other legalities;
●	the availability of capital on economic terms to fund our capital expenditures and acquisitions;
●	our level of indebtedness;
●	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;
●	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;
●	hurricanes and other weather conditions;
●	lack of availability of goods and services;
●	regulatory and environmental risks; and
●	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.

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

General

Beginning in the third quarter of 2010, the Company refocused its core business objectives and strategy to energy development. Regent’s commitment is to create long-term shareholder value and generate returns on invested capital in excess of its weighted average cost of capital over that time horizon. We are focusing on markets and energy applications in which renewable energy can be a least-cost solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices. We differentiate our product offerings by geographic market and localize the solution, as needed. We will also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve, and are expected in the future to involve, significant investments or other allocations of capital. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development to full turn-key system sales. We expect these offerings to continue to evolve over time as we work with our customers to optimize how our solar and clean energy solutions can best meet our customers’ energy and economic needs.

Our Approach

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

Our competitive strengths

“Evolution of Wind” (EOW) Turbine Power System

Our exclusive license of the BE-WIND EOW small wind turbine represents our continued commitment to supplying off-grid or power backup for the small user, whether in an urban environment or a small industrial site. The BE-WIND EOW system is a patented dual axis vertical turbine with a unique structural foundation, offering expandability within the structure, light weight Aerospace materials, corrosion resistant anodized aluminum. With built in Blade RPM restrictions, auto rotating structure for wind direction performance supports dual generators for redundancy power. The EOW system has simple assembly and installation, color coordinated for special locations and low environmental impact. Portability design for disaster recovery and first responder applications. Designed in 3D with stress analysis, computational fluid dynamics, real world testing and CNC machined for accurate assembly and performance.

The WWEA projects steady growth (20 to 35% CAG) for the small wind market on a global basis. In terms of total revenue, the small wind market is currently approaching $350 million and is predicted to triple over the next 3 to 5 years (according to Pike Research). Another important indicator to track is the average installed cost per kilowatt. Increased demand will drive innovators to reduce costs of all aspects of the installation from the wind turbines themselves to the cost of installation. Advancements in material cost savings and component technologies such as generators are occurring rapidly providing increased efficiencies and improved costs.

Concentrated Solar Power (CSP)

We are developing a complete turn-key distributed Concentrated Solar Power (CSP) solution using parabolic troughs with the ability to operate as a steady-state system through supplemental firing of natural gas when solar thermal energy is not adequate. Our Solar Logic patented turbine works with our parabolic trough system in a single-loop design which passes the solar heated Heat Transfer Fluid (HTF) directly through the power turbine. The electric power output is estimated to be 10 kilowatts (kWe) operating via solar heat over 90% of the time during acceptable daylight hours, and is dry cooled during all times of operation. The installed cost of the system is estimated to be $20,000. This system will have a solar power only Levelized Cost of Energy (LCOE) at 5.7¢ per kWh over a 25-year period, when run during normal operating hours, or a solar/natural gas mix LCOE at 5.13¢ per kWh using extended operating hours. The system could become a high impact solution for both CSP and the overall solar market due to the low lifetime cost as well as the ability to operate predictably regardless of cloud cover or other types of weather. The beneficiaries of this technology will be small businesses and light commercial facilities that would otherwise not install photovoltaic (PV) panels due to the unpredictability of using solar power alone. The primary benefit of the system is its ability to leverage low-quality heat produced within a small solar heating loop. Creating a small, turn-key CSP system which operates on low-quality heat requires many novel solutions. While some of the unique design solutions may not be viewed as substantial risks, they are all required to meet the objective of a distributed CSP solution for less than 6¢ per kWh.

Our Solar Logic CSP system is intended for rooftop or ground mount installations. The anticipated weight of the complete system is less than 1,000 lbs and will require less than 800 ft2 of space, making it a viable solar solution for some applications where PV is too heavy or too large for the given rooftop. The general operational environment for the system is defined as full or partial sun from sunrise to sunset. The ideal solar conditions for this system are found in the Sunbelt states of the U.S., although its operational abilities are not limited to this geographic zone.

Unlike a conventional steam turbine, Solar Logic’s patented turbine is an innovative boundary layer turbine which can accept HTF in wet, dry, or two-phase flow conditions. Our turbine can extract energy from very low vapor quality working fluid without internal damage. Our bladeless design facilitates high volume manufacturing at a low cost, thereby bringing down the cost-per-watt of our energy solution while maintaining robust use. In addition, our turbine has the flexibility to serve as a pump. We are currently making changes to allow the turbine the advantage of having the HTF heated with a natural gas burner. This would allow a unit to operate with or without solar thermal heat through the parabolic trough system.

SL-10 Power Unit

The SL-10 Power Unit is under development to utilize our Solar Logic Patented Turbine as a power-generator system utilizing natural gas as a heat source for the generation of 10 kW of power. Over 40 million homes and light industrial sites in the United States alone have a natural gas line installed and many more could have natural gas supplied. While these homes and businesses have access to the electric utility grid for power, they are all candidates for “net metering” alternatives. Most power generators and environmentalists agree that net metering programs for distributed electricity generation have social advantages. Our company believes that there is pent-up demand for low cost, off-grid power generation to replace reliance on the electric utility grid thus we refer to it as the DISRUPTER. If not replace, our system will at least provide a back-up to total dependence on the current electricity grid. The SL-10 Unit can be integrated with energy storage units, rooftop PV, small wind power generation and where necessary include the central grid as back-up. The Unit can be purchased for under $1.00 per watt and will have an LCOE of less than 6¢ per kWh. Models of the SL-10 will have additional features including the use of solar thermal, geothermal and biomass as sources of heat and the Unit is a complementary source of power to rooftop PV.

Intellectual property

Solar Logic and BEWIND hold several U.S. and foreign patents, as well as pending patent applications, related to our system and turbine technologies. The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Although the Company believes that its existing patents and the Company’s equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company’s existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company’s equipment or processes infringe, or are alleged to infringe, patents or other proprietary rights of others, the Company may be required to modify the design of its equipment or processes, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

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

Our strategic imperatives for 2017-18

●	Pursue strategic partnerships with industry partners that may expand or complement our renewable power technology development plans.
●	Initiate operations with our renewable energy assets, including a combination of residential and commercial net-metered and grid-connected solar systems.
●	Offer a variety of renewable energy solutions including solar thermal CSP, solar photovoltaic (PV solar panels), and wind energy or a combination of the aforementioned to bring the customer the optimal and most efficient solution.

Results of Operations

For the nine months ended September 30, 2017, we reported a net loss applicable to common stockholders of $45,033 compared to a net loss applicable to common stockholders of $67,754 for the same period in 2016. General and administrative expenses were $43,638 for the nine-month period ended September 30, 2017 compared to $62,234 for the same period in 2016. This decrease was primarily due to the Company’s decision to lower contract expenses, including third-party accounting and insurance. Interest expense was $2,249 for the current nine months compared to interest expense of $1,800 for the same period in 2016.

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

Net cash flows used in operating activities was $2,925 for the nine-month period ending September 30, 2017, compared to $44,405 of net cash used in operating activities for the same period in 2016. The decrease in 2017 was due primarily to a net increase in all payables of $44,357 during the first nine months of 2017 compared to a net increase of $24,866 in payables for the same period in 2016. The Company increased cash in the first nine months of 2016 by $9,994 from investing activities and by $35,000 from financing activities, including $25,000 from preferred stock sales. There was no increase in cash from investing or financing activities for the same period in 2017.

The Company is not performing any product research and development at this time but does expect to initiate research and development in the future. We do not expect to incur significant changes in the number of employees.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the nine months ended September 30, 2017.

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

Item 1A. Risk Factors.

The discussion in Part I, “Item 1A. Risk Factors.” in the Company’s 2016 Form 10-K, of the risk factors which could materially affect the Company’s business, or future results, should be carefully considered. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

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
Dated: November 20, 2017
	By:	/s/ DAVID A. NELSON
David A. Nelson
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

