Form 10-K
period 2017-12-31
REGENT TECHNOLOGIES INC
filed 2018-04-17
CIK 319200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of April 17, 2018, the registrant had 24,114,610 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this filing.

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

ITCs refers to investment tax credits.

PPA refers to a power purchase agreement.

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

PART I

Item 1. Business

Company Overview

REGENT TECHNOLOGIES, INC., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980.  Beginning in the third quarter of 2010, the Company refocused its core business objectives and strategy to energy development.  We provide energy solutions through our two subsidiaries:  Regent Renewable Energy Co. (“Regent RECo” or “RREC”) and Regent SPV LLC (“RSPV”).  In 2013, the Company organized RSPV and it will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installation.  The plans for RSPV are based on the development of the assets of Solar Logic Inc. (“Solar Logic”) acquired in December 2015.  RSPV is doing business under the name Solar Logic LLC.

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

Business Segments

We plan to operate our business in two segments.   We plan to manufacture and market our turbine driven distributed CSP electric power generation systems with natural gas (NG) as a supplemental (optional) heat source.  We have a target electrical power output of 10 kW, which is above the typical household use of photovoltaic (PV) but toward the lower end of commercial use.  However, our Solar Logic systems can be installed in multiples, facilitating larger and scalable output from 10 – 150 kW for industry applications.  This segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key solar thermal power systems, or solar solutions, that draw upon our project development and service capabilities.  The flexibility of our solar thermal capability allows our solar system to be combined with any heat source for maximum efficiency within the DG Solar environment for the generation of electricity using exclusively stranded natural gas or other heat sources such as biomass or geothermal.  Our newest segment is proposing for installation under a PPA solar PV for warehouses and communities also referred to as small utility.  Our first installation is scheduled for June 2016 at an indoor soccer facility.  We are also developing standby – backup electricity systems for residential and light industrial.

Our competitive strengths

Concentrated Solar Power (CSP).  We are developing a complete turn-key distributed Concentrated Solar Power (CSP) solution using parabolic troughs with the ability to operate as a steady-state system through supplemental firing of natural gas when solar thermal energy is not adequate. Our Solar Logic patented turbine works with our parabolic trough system in a single-loop design which passes the solar heated Heat Transfer Fluid (HTF) directly through the power turbine.  The electric power output is estimated to be 10 kilowatts (kWe) operating via solar heat over 90% of the time during acceptable daylight hours and is dry cooled during all times of operation.  The installed cost of the system is estimated to be $20,000.  This system will have a solar power only Levelized Cost of Energy (LCOE) at 5.7¢ per kWh over a 25-year period, when run during normal operating hours, or a solar/natural gas mix LCOE at 5.13¢ per kWh using extended operating hours.  The system could become a high impact solution for both CSP and the overall solar market due to the low lifetime cost as well as the ability to operate predictably regardless of cloud cover or other types of weather. The beneficiaries of this technology will be small businesses and light commercial facilities that would otherwise not install photovoltaic (PV) panels due to the unpredictability of using solar power alone.  The primary benefit of the system is its ability to leverage low-quality heat produced within a small solar heating loop. Creating a small, turn-key CSP system which operates on low-quality heat requires many novel solutions.  While some of the unique design solutions may not be viewed as substantial risks, they are all required to meet the objective of a distributed CSP solution for less than 6¢ per kWh.

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

Multi-Scale Photovoltaic (PV) Solar Power.  Through the REGENT-EDDS team, we have the capability to provide a full-service solution for any PV solar panel application including commercial, industrial and residential.  Regent-EDDS provides an experienced team with disciplines to cover legal, design, engineering, permitting, and installation plus service and repairs.    The professionals at REGENT-EDDS have installed over 10 Mw of solar PV and have been recognized annually by Solar Power World for their high level of performance for quantity and quality.  The REGENT-EDDS vision is to partner with all parties involved in bringing solar energy to the environment.  This has ranged from developers, installers, state and local governments, and educational institutions to landowners (urban and rural) who are solely interested in making a statement about improving the environment.  A typical installation of 150kW solar power will generate 200 MWh annually and displace 180 tons of carbon dioxide annually which is equivalent to 18,500 gallons of gasoline.

Standby Power Units Residential and Industrial.  While we believe the SL-10 Power Unit has a future disruptive capability to the 10kW- 100kW market, our REGENT -EDDS team has the capability to bring standby power options to residential and industrial applications.  Our solutions include diesel and natural gas standby units as well our ongoing development of our patented solar CSP options.  Our standby solution ensures superior quality in its unique design and assembly by choosing engines, generators and other key components that have been proven in residential, light and heavy-duty industrial applications under adverse conditions. Combined with our state-of-the-art electronic control system, our generator sets reliably and consistently provide the prime and standby power required in low kilowatt applications for residential, oilfield and industrial operations. With a wide variety of options and configurations, we can provide users with generators to suit their unique requirements. We are committed to ensuring that training and support to our customers continues long after their generator acquisition.

Intellectual property

Solar Logic holds several U.S. and foreign patents related to our system and turbine technologies, including a turbine patent issued in the fourth quarter 2017.  The Company believes that patent protection is important to its business. There can be no assurance as to the breadth or degree of protection that patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated.   Although the Company believes that its existing patents and the Company's equipment do not and will not infringe upon existing patents or violate proprietary rights of others, it is possible that the Company's existing patent rights may not be valid or that infringement of existing or future patents or violations of proprietary rights of others may occur. In the event the Company's equipment or processes infringe, or are alleged to infringe, patents or other proprietary rights of others, the Company may be required to modify the design of its equipment or processes, obtain a license or defend a possible patent infringement action. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action or that the Company will not become liable for damages.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect its technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Failure to protect its trade secrets could have a material adverse effect on the Company.  We will file additional patent applications to protect inventions arising from our research and development. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. In addition, we have registered and/or have applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Solar Logic.”

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

Our strategic imperatives for 2017-18

•	Pursue strategic partnerships with industry partners that may expand or complement our renewable power technology development plans.
•	Initiate operations with our renewable energy assets, including a combination of residential and commercial net-metered and grid-connected solar systems.
•
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

Employees and Principal Office

Other than our directors and officers, as of December 31, 2017, we do not have employees.  We currently rent space at 5646 Milton, Dallas, Texas 75206 as our principal office.

Transfer Agent

During December 2007, the Company appointed Securities Transfer Corporation as the Transfer Agent to handle securities transactions for the Company. In December 2016, the Company took this function in-house.

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

Risks Related to Our Renewable Energy Ventures

Renewable energy development or construction activities may not be successful.

The development and construction of renewable energy electric generation facilities and other energy infrastructure projects involve numerous risks.  If we are unable to complete the development of a renewable energy project, we may write-down or write-off some or all of these assets, which would have an adverse impact on our net income in the period in which the loss is recognized.

Developing renewable energy ventures may require significant upfront investment which could adversely affect our business and results of operations.

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

Power companies are and will be subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these laws and regulations may require the acquisition of permits before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

Other Risks

We are a relatively new business.

Our operations are subject to all of the risks inherent in establishing a new business enterprise. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business. We cannot warrant or provide any assurance that our business objectives will be accomplished.

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

Voting control is vested in the current holders of Common Stock before and after this Offering.

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

As the Company grows, we will also need to recruit and retain additional qualified management personnel, and its ability to do so will depend upon a number of factors, including the Company's results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. At the same time, the Company will likely be required to manage an increasing number of relationships with various customers and other parties. If the Company's management personnel, systems, procedures and controls are inadequate to support its operations, expansion could be slowed or halted and the opportunity to gain significant additional market share could be impaired or lost. Any inability on the part of the Company's management to manage the Company's growth effectively may adversely affect its results of operations.

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

Item 1B. Unresolved Staff Comments

We have received no written SEC staff comments regarding our periodic or current reports under the Exchange Act that were issued 180 days or more preceding the end of our 2017 fiscal year and remain unresolved.

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
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Regent's Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol "REGT." For the period ended December 31, 2017, security dealers did not report high and low bid quotations.

Shares Available Under Rule 144

There are currently 20,641,439 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 (the "Act"). Most of the restricted shares are held by affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least a year, including affiliates, may sell publicly without registration under the Act, within any three-month period, assuming compliance with other provisions of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

Holders

As of December 31, 2017, partially based on information provided by our former transfer agent, the number of holders of record of our common stock was 2,033.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future except the dividends declared pursuant to the Company’s Series A Convertible Preferred Stock.  See Note 8 - "Stockholders’ Equity.”

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

Results of Operations

2017 Compared to 2016

For the year ended December 31, 2017, the Company had a net loss of $112,704 compared to a net loss of $185,995 for the year ended 2016. Under the Company’s review for impairment of its holdings of MacuCLEAR stock, the Company recorded non-cash impairment charges of $81,769 for 2017. General and administrative expenses were $52,612 for the period ended December 31, 2017 compared to $75,267 for the period ended December 31, 2016. The decrease in our general and administrative expenses were primarily due to no compensation payments to management in 2017. Interest expense was $3,005 for 2017 compared to $2,556 for 2016.

Liquidity and Capital Resources

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, recourse  and  non-recourse credit facilities, and other corporate borrowing.  As of December 31, 2017, the Company had total  assets of $4,888,519 and total liabilities of $135,079, compared to total assets of $4,963,843 and total liabilities of $117,699 as of December 31, 2016. The increase in liabilities was due to the increase of accounts payable and accrued liabilities to related parties.  Regent has funded operations through short-term borrowings and sales of common and  preferred stock.

Cash Flows

Net cash flows used in operating activities was $11,055 for the year ended December 31, 2017, compared to net cash flows used of $63,188 for the same period in 2016.  Net cash flows used by investing activities was $12,319 in 2017 compared to $28,744 of net cash provided in 2016.  This was due to legal expenses for patent related costs in 2017 compared to the sale of a portion of the Company's investment in MacuCLEAR preferred stock in 2016.  Net cash flows provided by financing activities in 2017 was $20,000 from a Company common stock sale compared to cash flows provided of $35,000 for 2016 from the sale of Company preferred stock in the amount of $25,000 plus borrowings of $10,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations.

Recent Accounting Pronouncements

See Note 1 “Recent Accounting Pronouncements” to our consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Critical Accounting Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities in our consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K. Our critical accounting estimates, which require the most significant management estimates and judgment in determining the amounts reported in our consolidated financial statements included in this Annual Report on Form 10-K, are as follows:

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

Long-Lived Asset Impairment. We are required to assess the recoverability of the carrying value of long-lived assets including property, plant and equipment, and intangibles when an indicator of impairment has been identified. We review our long-lived assets each reporting period to assess whether impairment indicators are present, and we must exercise judgment in assessing whether an event indicating potential impairment has occurred. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, and we must exercise judgment in assessing such groupings and levels.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regent Technologies, Inc. and subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regent Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
April 17, 2018

We have served as the Company’s auditor since 2005.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$1,593	$4,967
Prepaid expenses and other	74,607	77,107
Investments (Note 4)	-	81,769
Total current assets	76,200	163,843
Property, plant and equipment, net	185,780	185,780
Intangible assets, net	4,626,539	4,614,220
Total assets	$4,888,519	$4,963,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$37,780	$16,212
Notes payable - stockholder	25,000	25,000
Notes payable - related parties	18,000	18,000
Accrued interest payable	3,627	1,630
Accrued liabilities - related parties	50,672	40,197
Total current liabilities	135,079	101,039
Accrued liabilities - related parties	-	6,000
Asset retirement obligation	-	10,660
Total liabilities	135,079	117,699

Stockholders' equity:
Series A Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
175,000 and 150,000 shares issued and outstanding, respectively, Registrant	17,500	17,500
Series B Convertible Preferred stock, $.10 par value, 10,000,000 shares authorized,
1,500,000 shares issued and outstanding, Registrant	150,000	150,000
Common stock, $.01 par value, 100,000,000 shares authorized, 24,114,610
and 23,914,610 shares issued and outstanding, respectively	241,145	239,145
Paid-in capital in excess of par	8,166,532	8,148,532
Accumulated deficit	(3,821,737)	(3,709,033)
Total stockholders' equity	4,753,440	4,846,144
Total Liabilities and Stockholders' Equity	$4,888,519	$4,963,843

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2017	2016

Operating revenues:	$-	$-

Operating expenses:
Lease operating expense	1,678	6,355
Full cost ceiling impairment	-	102,100
General and administrative	52,612	75,267

Loss from operations	(54,290)	(183,722)
Other income (expense):
Investment impairment	(81,769)	-
Gain from extinguishment of debt	10,660	283
Gain from contract settlement	15,700	-
Interest expense	(3,005)	(2,556)
Total other income (expense)	(58,414)	(2,273)
Loss before income taxes	(112,704)	(185,995)
Income tax provision	-	-
Net loss	(112,704)	(185,995)
Series A preferred dividends	-	885
Net loss available to common stockholders	$(112,704)	$(186,880)
Net loss per basic common share	$(0.01)	$(0.01)
Weighted average shares outstanding (basic)	23,923,377	23,569,917

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	Issued	Par	Issued	Par	Issued	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2015	249,500	$24,950	1,500,000	$150,000	23,249,355	$232,493	$8,329,271	$(3,522,153)	$5,214,561
Common stock for net profits interest					200,000	2,000	(2,000)		-
Common stock issued for preferred stock dividend					88,548	885			885
Preferred stock sale	25,000	2,500					22,500		25,000
Convertible preferred stock redemption	(99,500)	(9,950)					(197,472)		(207,422)
Common stock for convertible preferred stock redemption					376,707	3,767	(3,767)		-
Net loss for 2016								(186,880)	(186,880)
Balance at December 31, 2016	175,000	$17,500	1,500,000	$150,000	23,914,610	$239,145	$8,148,532	$(3,709,033)	$4,846,144
Common stock sale					200,000	2,000	18,000		20,000
Net loss for 2017								(112,704)	(112,704)
Balance at December 31, 2017	175,000	$17,500	1,500,000	$150,000	24,114,610	$241,145	$8,166,532	$(3,821,737)	$4,753,440

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2017	2016

Operating activities:
Net loss	$(112,704)	$(185,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Full cost ceiling impairment	-	102,100
Investment impairment	81,769	-
Gain from extinguishment of debt	(10,660)	(283)
Changes in assets and liabilities:
Decrease (increase) in prepaid expense and other	2,500	(1,377)
Increase in accounts payable	21,568	4,561
Increase in accrued liabilities - related parties	4,475	17,250
Increase in accrued interest payable	1,997	556
Net Cash Used In Operating Activities:	(11,055)	(63,188)
Investing activities:
Proceeds from sale of MacuCLEAR stock investment	-	28,744
Capital expenditures for intellectual property	(12,319)	-
Net Cash Provided By (Used In) Investing Activities:	(12,319)	28,744
Financing activities:
Proceeds from sale of stock	20,000	25,000
Borrowings, notes payable - related parties	-	10,000
Net Cash Provided By Financing Activities:	20,000	35,000
Net Increase (Decrease) in Cash:	(3,374)	556
Cash at beginning of period	4,967	4,411
Cash at end of period	$1,593	$4,967
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,008	$2,000
Taxes	$-	$-
Non-cash investing and financing activities:
Gain from contract settlement	$15,700	$-
Series A preferred dividends paid in common stock	$-	$885
Common stock issued in exchange for assets	$-	$2,000
Preferred stock redeemed with asset exchange	$-	$207,422
Common stock issued in preferred stock redemption	$-	$3,767

The accompanying notes are an integral part of the consolidated financial statements.

REGENT TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Description of Business and Significant Accounting Policies

Regent Technologies, Inc., formerly Regent Petroleum Corporation, was incorporated under the laws of the State of Colorado on January 18, 1980.  The Company operates through two subsidiaries and has focused since 2015 on developing and deploying renewable energy technologies.  We provide energy solutions through our two subsidiaries:  Regent Natural Resources Co. (“Regent RECo” or “RREC”) and Regent SPV LLC (“RSPV”).  In 2013, the Company organized RSPV and it will operate as an unregulated company that invests in, owns and operates distributed solar power ventures, including commercial and residential solar installation.  The plans for our subsidiaries include the development of the assets of Solar Logic Inc. (“Solar Logic”) acquired in December 2015.

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

Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The accounting policies most affected by management’s estimates and assumptions are provisions for depreciation and amortization, impairment of long-lived assets based on estimates of future net cash flows, and asset retirement obligations based on estimates regarding timing and cost of future asset retirements.

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

Depreciation, Depletion and Amortization

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

Revenue Recognition

The energy sales revenue of the Company will be recognized when the electrical power generated by the Company’s power production units is delivered to the customer who is reasonably assured to be able to pay under the terms defined by the PPAs.  Additional revenue may be derived from installation and other operations and maintenance activities which revenue will be recognized upon receipt.

Asset Retirement Obligation

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.  In accordance with the requirements of ASC No. 820, "Fair Value Measurement" ("ASC 820"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 820 and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The carrying value of the notes payable approximate fair value based on the terms of these instruments. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:
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

Earnings per Common Share

Earnings per common share are determined under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), which requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of the common shares outstanding plus all potentially dilutive shares outstanding.  At December 31, 2017 and 2016, there are no exercisable common stock equivalents that are potentially dilutive. Accordingly, no common stock equivalents are included in the earnings per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In April 2016, FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), Revenue from Contracts with Customers (Topic 606), Identify Performance Obligations and Licensing. In March 2016, FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, FASB issued Accounting Standards Update No. 2016-12 (“Updated 2016-12”), Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. Both Update 2016-10 and 2016-08 provide additional guidance on how an entity should recognize revenue when depicting the transfer of promised goods or services. These Updates provide more guidance on identifying performance obligations and licensing. Update 2016-12 provides additional clarification to the steps an entity should follow to achieve the core principle of Topic 606. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017. The Company did not elect early adoption of these Updates. Management has reviewed the essential provisions of all of our major revenue contracts and our revenue recognition practices. As a result of this review, Management does not expect a material impact on the consolidated statement of income. The Company has elected to adopt these pronouncements using the modified retrospective method effective January 1, 2018.

During the year ended December 31, 2017 and through April 17, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board ( FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 2. Going Concern Uncertainties

As of the date of this 2017 annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.  These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

 NOTE 3.  Intangible Assets and Solar Logic Acquisition

Effective December 1, 2015, Regent Technologies, Inc. entered into the Regent-Solar Logic IP Rights Agreement (the “SL Agreement”) with Solar Logic Incorporated (“Solar Logic”) which includes an exclusive license of Solar Logic’s intellectual property (the “SL Intellectual Property License” or “License”) to the Company. Under the Agreement and License, Solar Logic transferred all of its equipment to Regent and granted the exclusive rights to all intellectual property which includes two issued patents and its trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. All acquired assets were appraised with a combined tangible and intangible asset valuation of $4.8 million by a third-party appraiser engaged by Solar Logic. In connection with applying the acquisition method of accounting, the asset value acquired by Regent resulted in $4,614,220 assigned to intangible assets, and $185,780 assigned to property, plant and equipment.   During 2017, the Company incurred expense of $12,320 for legal fees related to the issuance of a new patent.  This amount has been capitalized and has increased the intangible asset total to $4,626,539.  Substantially all the intangible assets recorded for this acquisition are deductible for tax purposes.

Intangible assets currently are composed of those assets acquired as part of our Solar Logic Acquisition described above.  In the future, this will include our internally-generated intangible assets, which will represent patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives beginning with the use of the asset.  Due to the continued development and patent work and the issuance of the third patent, Patent No. 9,835,142, on November 27, 2017, the amortization will begin in 2019. We estimate the useful life of our intangible assets to be 15 years and the estimated amortization expense to be approximately $308,435 per year. Also, due to the continued patent work, the SL Agreement was amended July 1,2017, to begin the $50,000 annual advance payment on royalties to begin on January 1, 2018 and the Company’s commitment to raise $500,000 in capital was extended to June 30, 2018.  The first two years of advance payment on royalties may be paid in cash or stock at the rate of $.10 per share at the election of the Company.  The SL Agreement amendment is attached hereto as Exhibit 10.5.

NOTE 4.  Investments

MacuCLEAR Inc. discontinued Phase 2 clinical trials in February 2017 following indications that the new drug had the potential to positively effect visual acuity.  MacuCLEAR engaged a national merger and acquisition firm to help market the assets of MacuCLEAR but during the fourth quarter of 2107, the management of MacuCLEAR announced that efforts to sell the assets had received no interest. Accordingly, we are marking these assets as having no value and taking a loss of $81,769 for the remaining book value.  There were no sales of MacuCLEAR preferred or common stock in 2017.  MacuCLEAR management indicated that for purposes of public valuation the MacuCLEAR Preferred Stock has no value even though the MacuCLEAR assets are continuing to be marketed for salvage value.  This value reduction is consistent with the Company’s previous application of the requirements of ASC No. 820, "Fair Value Measurement.”  The remaining 4,361 shares of MacuCLEAR Preferred Stock were transferred in an agreement with a related party effective December 31, 2017.     See Note 9.

On March 1, 2017, the Company entered into a Memorandum of Understanding with Genesis Energy LLC (“Genesis”) for the exchange of certain engineering and environmental data plus 100,000 shares of restricted common stock of the Company for 5% ownership of Genesis. During the fourth quarter, the principals of Genesis paid $2,500 to cover a portion of the prepaid expenses which reduced the amount advanced toward a business acquisition to $68,231. The Company has continued the negotiation for this acquisition with the expectation of a closing in 2018.

NOTE 5. Property, Plant and Equipment

Pursuant to the Solar Logic Acquisition described in Note 3, $185,780 was assigned to property, plant and equipment effective December 1, 2015.

NOTE 6.  Asset Retirement Obligation

We have included estimated future costs of abandonment and dismantlement in our amortization as a component of our depreciation, depletion, and accretion expense related to previously owned oil and gas assets.  Effective December 31, 2017, this obligation has been assigned to a related party in an exchange agreement which includes the remaining Subsidiary oil and gas assets. See Note 9.

NOTE 7.  Income Taxes

The Company recognizes deferred tax assets and liabilities based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2016, the Company had net deferred tax assets which relate to the Company's net operating loss carry forwards less deferred tax liabilities related to unrealized gains on its MacuCLEAR investment shares.  At December 31, 2017, the deferred tax liabilities related to unrealized gains on its MacuCLEAR investment shares has been eliminated due to the full impairment of the MacuCLEAR investment.  At December 31, 2017, the remaining net operating loss totaled approximately $567,028 which will expire through 2037.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Section 382 of the Internal Revenue Code of 1986. If the Company has an "ownership change" as defined by the Internal Revenue Code of 1986, the Company's ability to utilize the net operating losses could be reduced. The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the corporate tax rate from 34% to 21% beginning in 2018. The Company’s evaluation of the accounting elements of the Tax Act has been determined as not material at this time and the resulting reconciliation of income tax expense as not material at this time.

NOTE 8.  Stockholders’ Equity

Common and Preferred Stock

The Company's capital structure is complex and consists of preferred stock and a general class of common stock. The Company is authorized to issue 130,000,000 shares of stock, of which 30,000,000 have been designated as preferred shares with a par value per share of $.10, and 100,000,000 have been designated as common shares with a par value per share of $.01.   The Board of Directors has established a Series A Preferred Stock and a Series B Preferred Stock as series of Company preferred stock.  As of the date of this filing, there are outstanding 175,000 shares of Series A Preferred Stock, 1,500,000 shares of Series B Preferred Stock, and 24,114,610 shares of common stock outstanding.  Effective December 31, 2017, the Company cancelled the BE-WIND LLC Managing Distributor and License Agreement dated August 29, 2017.  The effect of the termination included the cancellation of the common stock grant in the Agreement and the understanding that both parties had no liabilities or obligations related thereto.

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

The Company’s common stock increased this year was due to the sale of 200,000 shares of common stock pursuant to the Private Placement Memorandum described below. The common outstanding increased 376,707 shares effective September 30, 2016, with the redemption of the Subsidiary Preferred Stock (see Subsidiary Preferred Stock).  Also, effective January 1, 2016, the Company’s common stock outstanding increased 200,000 shares with the acquisition of the 40% net profits interest.  Since one of the three sellers was a related party, there was no increase in the asset value and the stock was booked at par value of $2,000 with an equivalent offset to paid-in capital in excess of par due to the related party (see Note 9).  In addition, the Company’s common stock was increased 88,548 shares in 2016 from common stock dividends for the Series A Preferred Stock (see description below).

Series A Preferred Stock

The Series A Preferred Stock ranks in priority to any other preferred stock currently issued or to be issued.  Our common stock and any other class or series of preferred stock issued hereafter is or will be junior to the Series A Preferred Stock, in each case as to distributions upon liquidation, dissolution or winding up of the Company and payment of dividends on shares of equity securities.  We have completed the sale of three and one-half units of Series A Preferred Stock  for $50,000 per unit.  Each Unit consists of 50,000 shares of Series A Preferred Stock and 50,000 Warrants. Each share of the Series A Preferred Stock bears an eight percent (8%) dividend (the “Dividend”) payable upon the declaration of a dividend by the Board. Dividends may be paid in cash or in common stock at issuer’s option for the first two years following closing, thereafter the issuer shall pay the Dividend in cash.  Dividends paid in common stock shall be paid based on the previous 90 day moving average price but not less than $.10 per share. Dividends paid in 2016 totaled 88,548 shares of common stock valued at $885.

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

The above summary of the Series A Preferred Stock and Series B Preferred Stock designations is not complete and is qualified in its entirety by reference to the copy of the Certificate of Designation for each series which is incorporated by reference herein and available upon request.  The Company is not obligated to register any shares under the preferred series or any shares of common stock into which the preferred shares may be converted except upon a secondary offering.

Private Placement Memorandum

Regent Technologies, Inc. is offering to sell up to 50 units (“Units”), each Unit initially consisting of 100,000 shares of common stock, par value $0.01 per share (“Common Stock” or “Common Shares”), at the price of $10,000 per Unit or $0.10 per share) to investors within the United States. The minimum investment per participant is one Unit; however, we may, at our sole discretion and as permitted by applicable securities laws, elect to accept subscriptions for fractional Units. For each Unit, the holder will receive warrants to purchase up to 50,000 shares of the Company’s Common Stock at a fixed exercise price of $0.25 per share at any time during the five years from the date of issue.  The minimum offering is 2 units. If the minimum is not met, all tendered funds will be returned without interest. The Units will be offered on our behalf by licensed broker-dealers (“the Placement Agents”) who are members of the Financial Industry Regulatory Authority (“FINRA”) on a best-efforts basis and by certain of our officers and directors. Placement Agents may receive sales commissions of up to 10% of the purchase price of the Units they sell. No compensation will be paid to our officers and directors for the sale of Units. The offering will terminate on the earliest to occur of: (i) acceptance by the Company of subscriptions for a maximum of $500,000, (ii) December 31, 2018 (which date may be extended at our sole discretion); or (iii) such earlier date as we may deem to be in the best interests of Regent.

Stock Options

No options, warrants or similar rights are outstanding as of the date of this report except the warrants attached to the outstanding Series A Preferred Shares.

Subsidiary Preferred Stock

Effective September 30, 2016, our subsidiary redeemed all 99,950 shares of its Series A Convertible Preferred Stock outstanding (“Subsidiary Preferred Stock”).   The Subsidiary Preferred Stock was sold under a private placement offering for $50,000 per unit of 10,000 shares each and were convertible into 10,000 shares of common stock of the Subsidiary plus 4,800 shares of common stock of MacuCLEAR common stock.  Under a special redemption agreement, the Subsidiary Preferred Stock was converted into restricted common stock of the Parent and MacuCLEAR stock.  Since several of the parties participating in the redemption were related parties, the book value of the MacuCLEAR stock of $207,422 was deducted from the Subsidiary’s capitalization and the total par value of $3,767 was deducted from the Company’s Paid-in capital in excess of par value. Concurrent with the redemption, the 99,500 shares of Subsidiary preferred stock were cancelled.

NOTE 9.  Related Party Transactions

As of December 31, 2017, the Company has two promissory notes outstanding in the amounts of $8,000 and $10,000 due and payable to directors of the Company and the Subsidiary.  The $8,000 note is interest free and the $10,000 note has interest payable of $1,622 which accrues at a rate of 10% per annum.  The Company borrows from time to time various amounts for general corporate purposes under an agreement with NR Partners, a partnership comprised of the President and a director.  As of December 31, 2017, the amount owed to NR Partners is $20,187.  Also, the amount owed to the President for operating expense advances is $40,291.  During the third quarter of 2016, the President, a director and several Company shareholders participated in the Subsidiary preferred stock redemption.   For fiscal 2017 and 2016, the Company paid the President $1,000 and $4,800, respectively as compensation for negotiations and meetings during travel based on $400 per diem.  Also for fiscal 2016, we paid $6,355 to SIG Operating Company for lease operating costs consisting primarily of operator and leasehold overhead and maintenance.

Effective July 1, 2017, the Company negotiated an amendment to extend the Patent License with Solar Logic Incorporated (SLI) due to delays from patent claims asserted against SLI by former contract employees.  The patent claims were settled and the amendment to the License was executed which extended the terms of the original milestones by 12 months each and the original payment schedule for legal fees was modified.  The legal fee modification and subsequent payment schedule resulted in the forgiveness by SLI of $15,700 of legal fees primarily due to services rendered by the Company in settling the patent claims.  Effective December 31, 2017, the Company entered into an agreement with SIG Operating Company (SIG) whereby SIG agreed to assume the $10,660 Subsidiary’s asset retirement obligation and any plugging liability in exchange for the salvage of the oil and gas equipment and the transfer of the Company’s remaining shares of  MacuCLEAR Preferred Stock to SIG.  The terms of the SIG agreement include the understanding that if the MacuCLEAR stock is sold or transferred for an amount in excess of the $10,660, that the excess proceeds will be applied to the monies owed to the President and to NR Partners, if any, or paid to the Company, net of any applicable taxes.  The current oil and gas equipment subject to the SIG agreement consisted of one salt water tank, one pump jack, one separator and two transfer pumps, all of which are in need of repair.  SIG Operating Company is controlled by the President of the Company.

NOTE 10.  Convertible Debentures

On December 5, 2014, we issued a convertible debenture for monies totaling $25,000 with interest at 8% per annum.  The debenture is convertible into shares of the Company’s Series A Preferred Stock at the conversion rate of $25,000 for 25,000 shares of preferred stock. During 2017 and 2016, the Company incurred $2,016 and $2,000 respectively of debenture interest expense. At December 31, 2017, the debenture has accrued interest of $2,006.

NOTE 11.  Subsequent Event

During the first quarter 2018, the Company entered into three Restricted Stock Agreements in the form attached hereto as Exhibit 10.6. .  The Agreements  are for the grant of newly issued restricted common stock of Regent Technologies, Inc. to parties consulting with the Company related to new business.  The result of the agreements was the immediate grant of 225,000 shares of restricted common stock and the potential grant of an additional 1,650,000 shares based on various new business milestones.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regent is a development stage company with nominal revenues and during the period covered by this annual report, our senior management had responsibility for our disclosure controls and procedures over our financial reporting.  Regent's senior management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act of 1934) as of the end of the period covered by this report. As a result, the chief financial officer has concluded that the evaluation of such controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's  rules and forms, and (ii) accumulated and communicated to management, including the Company's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Under the supervision and with the participation of our management, including our executives, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  The assessment was based on criteria established in the framework Internal Control-Integrated.  Based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

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

Inherent Limitations of Internal Controls

Based on our inherent limitations, internal control over our financial reporting may not prevent or detect misstatements.  Management is aware that there is a lack of accounting personnel at the Company due to the small number of employees dealing with general administrative and financial matters.  While this constitutes a material weakness in the internal controls, management periodically reevaluates this situation and upon an increase of significant activity, the Company intends to increase staffing to mitigate the current lack of accounting personnel and resulting segregation of duties within the general administrative and financial functions.

Item 9B. Other Information

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Executive Officers and Directors of the Registrant and their respective ages as of the date of this filing are reflected below.

Name	Age	Director Since	Position
David A. Nelson	70	June, 2003	Chairman, CEO
David L. Ramsour	77	June, 2006	Secretary, Director
Douglas R. Baum	51	June, 2007	Subsidiary Director

David A. Nelson, President, CEO and Chairman, has served as President of two publicly traded companies, an oil and natural gas company and a telecommunications company, both of which were merged into larger public entities on favorable terms to the stockholders.  He started his professional career with Republic National Bank of Dallas in 1971 where he served as a Vice President in the Metropolitan Lending Division.  From January 1999 to September 2001, Mr. Nelson was Sr. Vice President of Baptist Foundation of Texas and President, CEO and Chairman of Concord Trust Company, a Texas regulated trust company.  In 2002, he founded NR Capital Partners for the management of private equity investments including energy and life sciences.  He is a graduate of Baylor University with a BA degree in math and JD degree, and a Master of Computing Sciences from Texas A&M University.

David L. Ramsour, Ph.D., Acting CFO and Director, has served as a financial and economic strategist for the past 35 years.   He began his career as Vice President and International Economist with First National Bank of Dallas and its holding company, First International Bancshares.   Dr. Ramsour subsequently joined Bank of Hawaii as Senior Vice President and Chief Economist.   At the Bank of Hawaii, Dr. Ramsour headed the Bank’s division assessing Fed policy, rates and credit, and investment conditions in the U.S., Europe, Asia and the Pacific, and provided portfolio market and project feasibility counsel for the Bank and its clients.  Dr. Ramsour is a graduate of Baylor University with a Bachelor and Master’s degree and received his PhD in international finance from the University of Texas at Dallas.

Douglas R. Baum, Subsidiary Director, has over twenty-five years of experience serving in executive management and business development positions within the drug development and life sciences industries. Most recently, he was the President and CEO (2012-2017) of Xeris Pharmaceuticals, Inc. an Austin, TX based clinical stage specialty pharmaceutical company focused on developing drugs for diabetes and related metabolic diseases.  He has previously served on the boards of Xeris, MacuCLEAR, Halsa Pharmaceuticals, Inc. and the Texas Medical Device Alliance.  He obtained his Bachelor of BA degree as well as a Master’s of Science in Technology Commercialization degree from the University of Texas at Austin.

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

OFFICER SUMMARY COMPENSATION TABLE
							Change
							in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)	($)
David A. Nelson	2017	-	-	-	-	-	-	-	-
Chairman and Chief	2016	-	-	-	-	-	-	-	-
Executive Officer

David L. Ramsour	2017	-	-	-	-	-	-	-	-
Secretary	2016	-	-	-	-	-	-	-	-

DIRECTORS' COMPENSATION TABLE
Fees
		Earned or		Non-equity	Incentive
		Paid in	Stock	Option	Plan	All Other
Name and		Cash	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
David A. Nelson	2017	-	-	N/A	N/A	N/A	-
	2016	-	-	N/A	N/A	N/A	-

David L. Ramsour	2017	-	-	N/A	N/A	N/A	-
	2016	-	-	N/A	N/A	N/A	-

Douglas R. Baum	2017	-	-	N/A	N/A	N/A	-
	2016	-	-	N/A	N/A	N/A	-

_______

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2017, there are 24,914,610 shares of common stock issued and outstanding.  The following table utilizes the outstanding number plus the number of shares that may issue under the outstanding Preferred Stock and the current offering as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of common stock shown. Beneficial ownership is used as defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934.

	Name of	Beneficial Ownership	Percent
Title	Beneficial Owner (1)	Number of shares (2)	of Class
Chairman/CEO	David A. Nelson	17,965,798	49.6%
Secretary/Director	David L. Ramsour	500,000	1.4%
Director-Subsidiary	Douglas R. Baum	570,000	1.6%
All Officers and Directors
As a group (3)		19,035,798	52.6%	(4)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During 2017 and 2016, the Subsidiary completed a series of financing transactions between NR Partners, SIG Operating, LC, the CEO and a director. See Note 9 - "Related Party Transactions" to our consolidated financial statements for additional information.

Item 14. Principal Accounting Fees and Services

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P., the principal accountants for Regent.

	2017	2016
1. Audit fees	$28,760	$31,775
2. Audit-related fees	$3,125	$8,228
3. Tax fees	-	-
4. All other fees	-	-
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

10.3	NPI Agreement between Regent Natural Resources Co. and SIG Partners, LC, dated December 30, 2010 (incorporated by reference from the Registrant’s report on Form 10-K filed on March 30, 2011).
10.4	Regent - Solar Logic IP Rights Agreement and Patent License Agreement between Regent Technologies, Inc. and Solar Logic Incorporated, dated December 1, 2015 #
10.5	Regent - Solar Logic Patent License Agreement First Amendment between Regent Technologies, Inc. and Solar Logic Incorporated, dated July 1, 2017 #
10.6	Form of Restricted Stock Agreement #
21.1	List of subsidiaries #
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 #
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 #

101.INS #*	XBRL Instance Document
101.SCH #*	XBRL Taxonomy Extension Schema
101.CAL #*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF #*	XBRL Taxonomy Extension Definition Linkbase
101.LAB #*	XBRL Taxonomy Extension Label Linkbase
101.PRE #*	XBRL Taxonomy Extension Presentation Linkbase

____
#	Filed Herewith
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
Dated: April 17, 2018
By: /s/ David A. Nelson
David A. Nelson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)